Form 10-K
period 1997-06-30
HOME SECURITY INTERNATIONAL INC
filed 1997-09-29
CIK 1038262

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER

                               ----------------

                       HOME SECURITY INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              98-0169495
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

      LEVEL 7, 77 PACIFIC HIGHWAY                       2060
           NORTH SYDNEY, NSW                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                             (011) (612) 9936-2424
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  AGGREGATE MARKET VALUE, AS OF SEPTEMBER 26, 1997, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $37,475,562 BASED ON THE LAST REPORTED SALE PRICE ON THE AMERICAN STOCK EXCHANGE.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON SEPTEMBER 26, 1997:
5,150,000


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS

OVERVIEW

  Home Security International, Inc., a Delaware corporation (the "Company") is a direct sales company which, through an extensive Distributor Network, sells, installs and services residential security alarm systems, principally in Australia and New Zealand, with expanding international operations in North America, Europe and South Africa. The Company's mission is to offer consumers a quality home security alarm package to protect their families and property. The Company intends to expand its business services to include, in addition to residential alarm systems, on-line monitoring services and extended warranties. Outside of Australia and New Zealand, the Company has established Distributor Networks in the United Kingdom, Belgium, the Netherlands, Germany, Canada and South Africa. The Company has also successfully test marketed its product in the United States through a sales representative, and opened two U.S. distribution offices in San Diego, California and Columbus, Ohio. The Company believes it is one of the fastest growing residential security alarm businesses in Australia and New Zealand and that the characteristics of the Australian and New Zealand market are representative of the conditions that exist in other countries in which the Company operates or plans to commence operations.

  The Company's SecurityGuard Alarm system provides home protection to a customer's premises through an interior heat sensitive detector, a centralized processing unit with the ability to communicate signals to the Company's central monitoring station, a battery back-up, a siren and window decals. In addition to the installation of the SecurityGuard Alarm, the Company provides customers with a "Home Protection Package" which contains smoke alarm/detectors featuring dual ionization chambers to limit false alarms. The SecurityGuard Alarm is a two time winner of the prestigious Australian Design Award (1992 and 1996) and a winner of the Australian Design Mark (1996). The Australian Design Mark and the Australian Design Award are awarded by Standards Australia, an independent not-for-profit organization which utilizes industry and design experts to evaluate products for excellence. To attain the Australian Design Mark, a product must achieve excellence in four key areas:
(i) the design process; (ii) the product; (iii) the manufacture of the product; and (iv) the product lifecycle. Generally, a product must first achieve the Australian Design Mark to be eligible to receive the Australian Design Award. In special circumstances products that are innovative and original in design can achieve the Australian Design Award without first receiving the Australian Design Mark. Due to its innovative design, in 1992 the SecurityGuard Alarm received the Australian Design Award prior to receiving the Australian Design Mark. In 1996, the SecurityGuard Alarm was only one of 37 products to achieve the Australian Design Mark, and thereafter was only one of eight products to achieve Australian Design Award status in that year.

  The Company's growth is in large part due to its extensive Distributor Network which focuses on recruitment, training, and motivation of its sales force. The Distributor Network is an incentive/performance based reward system giving individuals the opportunity to begin as sales agents and, through a clearly defined step program, progress toward owning their own business. The Distributor Network provides Company personnel with the motivation to achieve more than just monetary rewards; they work for recognition, peer respect and to attain the goal of becoming authorized distributors. The Company believes the Distributor Network provides advantages over traditional distributorship arrangements. Specifically, the Distributor Network allows the Company to grow rapidly with minimal capital investment, which enhances the Company's long term relationship with its distributors and minimizes the overhead costs normally associated with an employee-based sales and marketing force.

  The Company commenced business in Australia in 1988. At its inception, the Company sold alarms through part-time dealers who purchased franchises from the Company. In May 1991, the Company adopted a more traditional sales structure by shifting to commission-based compensation for its agents, who were given extensive in-house sales training. Although this approach allowed the Company to expand and establish an office in Melbourne, Australia and had to grow to five offices nationally within a year and a half, the growth and the income generation of its sales force plateaued. In response to this development, in early 1993 the Company implemented the Distributor Network strategy which converted the existing Company owned and operated branches and agents to independent distributor networks responsible for their own costs. The Company believes that this change to the Distributor Network strategy is responsible for the rapid growth in unit sales since that time. The Distributor Network launched by its first distributor in September 1993, has brought the Company to a total of eighty-eight distribution outlets in Australia and New Zealand, with additional offices in Canada, South Africa, Belgium, Holland, Germany and the United Kingdom.

  In 1990, 50% of the Company was sold to FAI Insurance. On September 5, 1994 and on June 1, 1995, FAI Insurance acquired an additional 4.18% and 5.98% of the Company, respectively, and entered into an agreement on June 1, 1995 to acquire the remaining 39.84% of the Company, resulting in FAI Home Security Holdings Pty Ltd. becoming a wholly owned subsidiary of FAI Insurance. In November 1995, FAI Insurance sold its home security operations outside Australia and New Zealand to Mr. Cooper. As a result of this transaction, FAI was responsible for conducting the security alarm business in Australia and New Zealand, and Mr. Cooper was responsible for conducting the security alarm business outside Australia and New Zealand. Operations outside Australia and New Zealand were initially limited to Canada and the United Kingdom. They now include the United States, South Africa, Belgium, the Netherlands and Germany. Pursuant to the June 1, 1995 agreement, Mr. Cooper agreed to continue to serve as Chairman of the Board and Chief Executive Officer of the Australian and New Zealand operations to ensure the continued dedication of his executive team to achieve the current and projected profitability of the Australian and New Zealand operations. In July 1996 the Company and Mr. Cooper (through his wholly owned management company, Speakeasy Pty Ltd.) entered into a management agreement providing, among other items, that Mr. Cooper be remunerated on a commission per unit sold and bear all expenses and overhead, including rent, administrative support and travel costs, related to the performance of his duties as Chairman of the Board and Chief Executive Officer of the Company. The management agreement terminated upon the completion of the Company's IPO and was replaced by an executive employment agreement. On March 31, 1997, FAI acquired the business and substantially all of the assets of the international operations from Mr. Cooper for a purchase price of approximately $2,784,431. See Item 13--"Certain Relationships and Related Transactions--Transactions Involving Bradley D. Cooper" and "Management--Executive Employment Agreements".

THE REORGANIZATION

  The Company is a Delaware corporation incorporated on April 11, 1997. On June 30, 1997, the Company acquired FAI's Australian and New Zealand operations by purchasing the outstanding stock of the Australia and New Zealand Group. The Company also acquired FAI's international operations outside Australia and New Zealand by purchasing the International Assets. See
Item 13--"Certain Relationships and Related Transactions--Purchase of International Assets". In order to effect the Reorganization, the Company (i) entered into the Share Purchase Agreement through which the Company, in exchange for the International Assets and 100% of the issued capital of the Australia and New Zealand Group, executed a $911,892 non-interest bearing note payable to FAI within thirty days of the effective date of the Company's IPO (the "FAI Note"), assumed a $208,894 non-interest bearing note payable to FAI within thirty days of the effective date of the Company's IPO (the "NZ Note") and issued 4,499,999 shares of Common Stock of the Company to FAI and (ii) through its wholly owned subsidiary, FAI Home Security Pty Ltd., entered into the license agreement ("License Agreement") through which the Company obtained a no cost license from FAI Insurance to use the "FAI" name and logo. After the Reorganization, the Company had 4,500,000 shares of Common Stock outstanding all of which were owned by FAI. Immediately prior to the Reorganization, the Company made a final dividend distribution and part return of return to FAI in the amount of approximately $5.8 million representing the retained earnings of FAI Home Security Pty Ltd. and FAI Home Security (NZ) Trust on the date of the Reorganization. See Item 13--"Certain Relationships and Related Transactions-- The Reorganization".

  The Share Purchase Agreement. In June 1997, the Company entered into a Share Purchase Agreement pursuant to which the Company agreed to purchase from FAI, a wholly owned subsidiary of FAI Insurance, all of the outstanding shares of the Australia and New Zealand Group plus the International Assets, which included all of the fixed assets, inventories and intangible assets previously owned by the Cooper International Group. See "Certain Transactions--Purchase of International Assets". In exchange, the Company agreed to issue to FAI 4,499,999 shares of Common Stock of the Company plus the FAI Note in the amount of $911,892 representing: (i) the net book value of the tangible (fixed assets and inventories) International Assets ($641,138) and (ii) partial consideration for the intangible International Assets ($270,754). In addition, the Company (through its assumption of the NZ Note) agreed to pay FAI the sum of $208,894 which represented the book value of the fixed assets and inventory (less any liabilities related to warranty premiums) of the New Zealand operations. FAI Insurance was the guarantor of FAI's obligations under the Share Purchase Agreement. The completion of Share Purchase Agreement was contingent on FAI Home Security Pty Ltd.'s execution of a supply agreement with Ness granting to FAI Home Security Pty Ltd. the exclusive right to sell the SecurityGuard products throughout the world (except the United States) and the non-exclusive right to sell the SecurityGuard products in the United States through the year 2007. The Share Purchase Agreement was also subject to the condition subsequent that the Company and FAI effect an initial public offering.

  The Company subsequently fulfilled its obligations under the Share Purchase Agreement which included the completion of the internal restructuring of the New Zealand operations and the execution of a revised manufacturing agreement with Ness, and acquired 100% of the outstanding shares of the Australia and New Zealand Group and the International Assets. See Note 1 "Business--Ness Supply Agreement". In connection with the acquisition of the outstanding shares of the Australia and New Zealand Group, the Company assumed the NZ Note. Following the IPO, the FAI Note and the NZ Note were paid in full by the Company.

  The Initial Public Offering. The Initial Public Offering ("IPO") and an FAI Insurance affiliate sold a total of 2,350,000 shares (including 200,000 shares pursuant to an over-allotment option), all was successfully completed pursuant to a prospectus dated July 15, 1997 through which the Company sold a total of 400,500 shares of Common Stock (including 150,000 shares pursuant to an over-allotment option) at an issue price of $10.00. Prior to the IPO 250,000 shares of Common Stock of the Company were sold to Bradley D. Cooper at the IPO price of $10.00 for cash of $125,000 and a secured note of $2,375,000. The net proceeds to the Company from the shares issued in the IPO was approximately $3,355,316.

  The License Agreement. The Company, through its wholly owned subsidiary FAI Home Security Pty Ltd., an Australian corporation, entered into the License Agreement with FAI pursuant to which FAI granted to the Company a non-exclusive, non-transferrable, royalty free license to use the FAI name and logo and certain other intellectual property solely for the purposes of selling the SecurityGuard Alarm systems. The License Agreement has a perpetual term and will terminate only upon breach by the Company. See Item 13 "Certain Relationships and Related Transactions--Transactions with FAI".

BUSINESS STRATEGY

  The Company's strategy is to grow by increasing its Distributor Network in its existing markets as well as in new international markets. In addition, the Company plans to expand its product and service offerings with extended warranties and on-line alarm monitoring. The Company also seeks to become more efficient and cost-effective by taking advantage of the increased economies of scale afforded by its growth.

  International Expansion. The Company plans to model its international expansion on the Distributor Network which has largely driven the success of its Australian operations and its first international expansion into New Zealand. This plan will be implemented by the Company's existing senior management team. The Company's Executive Vice President of International Business Development will relocate to England in order to more effectively direct the growth of the European operations, and a similar strategy will be implemented for the North American operations when appropriate. The Company intends to appoint a "Master Distributor" for each new country, who will be responsible for operations in that country and will report directly to the Company's head office in Australia. Prior to appointment, each Master Distributor will have successfully completed an intensive twelve week training program in Australia. Master Distributors will be required to bear all costs of commencing operations in their respective jurisdiction, other than initial recruitment and product approval expenses. This process will enable the Company to expand rapidly into international markets without incurring significant cost to the Company's management or financial resources.

  Direct Approach To Households. The Company's growth strategy has been based upon internal growth. The Company solicits sales mainly through a systematic process of lead generation followed by telemarketing, as opposed to sales through cold calling. The Company emphasizes customer satisfaction, in part because satisfied customers generate additional customers.

  Increasing Account Density In Existing Markets. The Company believes that increasing account density in the regions it currently serves, principally Australia and New Zealand, will enhance the efficiency of its operations and of its distributors. The Company's objective is to increase the number of SecurityGuard Alarm installations in each distributor area in which it has already secured customers. By servicing and marketing a higher number of accounts in a given area, the Company believes that it will improve the incremental operating margins associated with that area.

  Additional Services and Recurring Revenue. The Company is seeking to sell enhanced services to new and existing customers, thereby increasing the Company's average income per customer. The Company currently offers 24 hour emergency response and access to local security patrol services upon telephonic notification that an alarm has sounded. During 1997, the Company began offering enhanced services such as extended warranties and on-line monitoring of alarm equipment. If successful, these programs will provide the Company with a recurring revenue stream to complement the unit sales growth.

SECURITY ALARM INDUSTRY

  The residential security alarm industry in Australia and New Zealand is fragmented, consisting of a mixture of major international companies such as Brambles Industries Limited, Chubb Security Holdings Australia Ltd. and Tempo Services Ltd. and a number of small owner/operators. The residential market is characterized by a low level of market penetration and rapid growth. An industry trend toward subsidizing installation costs to increase affordability, combined with other factors such as heightened concern about crime and favorable demographic trends, have resulted in increased demand for residential alarm services. In particular, the IBIS Information Service Report on the Security and Investigative Services L7864, printed April 14, 1997 (the "IBIS Report") states that, "The Household market remains the largest area of untapped potential for the industry. Much of this market at present is left to alarms with neighbors monitoring the system and checking the premises or calling the police when the alarm is triggered. Increasingly a new service, usually in the higher income suburbs, is to have homes of executives monitored when they travel interstate or overseas."

  The Company's management believes that growth in the residential security alarm industry is attributable to a number of factors. First, it appears that media coverage of crime, along with political discussions concerning its causes and remedies, have increased public awareness of crime. Second, a number of insurance companies offer premium discounts to customers with security and fire detection systems or require companies to maintain such systems as a condition of coverage. Third, although the residential security alarm industry in Australia and New Zealand has experienced significant growth in the last decade, the residential worldwide market remains relatively unpenetrated.

  The products and services marketed in the residential security alarm industry range from alarm systems that provide basic intrusion and fire detection to sophisticated systems incorporating features such as closed circuit television and access control. Products provided use either hardwired or wireless technology for systems installed on subscribers' premises and digital, multiplex and wireless (radio) technologies for the transmission of alarm signals to a central monitoring center. The Company believes that the security alarm services industry is characterized by the following attributes:

  High Degree of Fragmentation. While residential security alarm services in Australia, New Zealand and worldwide are consolidating, the industry remains highly fragmented, consisting of a large number of local and regional companies within each jurisdiction. The fragmented nature of the industry can be attributed to the low capital requirements associated with performing basic installation and maintenance of security alarm systems. However, the business of a full service, integrated security services company providing central station monitoring services is capital intensive, and the Company believes that the high fixed costs of establishing both central monitoring stations and full service operations contribute to the small number of national competitors in each international market.

  Continued Product Diversification and Integration of Services. A recent trend in the residential security alarm industry has been increased integration of different types of products into single systems provided by single vendors. The Company believes that this trend has resulted from the need for enhanced security services on a more cost-effective basis. Whereas basic alarm systems were once adequate for many businesses and homes, it appears that many consumers now demand access control and monitoring systems integrated into a single system to provide for their overall security needs. A security alarm system which provides burglar and fire alarm monitoring and access control, all integrated into one central system, not only provides enhanced security services, but also is more cost-effective than separate systems installed by separate vendors. In this environment, the Company believes that it can gain a competitive advantage over smaller companies in the industry that do not have the infrastructure or the expertise to support the larger and more sophisticated integrated systems. Hence, the Company is aggressively positioning itself to take advantage of this trend by expanding the services offered to its customers to include the 24-hour monitoring services.

  Advances in Digital Communications Technology. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, alarm monitoring companies were required to maintain a large number of geographically dispersed monitoring stations in order to achieve a national or regional presence. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has not only decreased the cost of providing alarm monitoring services, it has also substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the subscriber equipment available to consumers in the residential and commercial markets and has substantially reduced service costs because many diagnostic and maintenance functions can be performed from a company's office without sending a technician to the customer's premises.

THE SECURITYGUARD ALARM AND SERVICES

  The Company's SecurityGuard Alarm is the only two-time winner of the prestigious Australian Design Award within the security industry (1992 and 1996), and was the winner of the Australian Design Mark in 1992. The SecurityGuard Alarm is molded in an extruded polycarbonate casing and features double soldered circuitry, a sealed independent power source and automatic testing of battery power supply. It is radio controlled with access through a radio transmitted, sixteen digit, binary code bit stream. It has a security key override switch, and a 120db (at 1 metre) horn speaker installed within the alarm plus an external siren and blue flashing strobe light. The oscillating siren is designed to prompt distress to an intruder. The alarm system features infra-red detection cells that respond effectively to body temperature and remote controls which are factory sealed and a tuner set to optimum range, signal and strength. The SecurityGuard Alarm complies with the relevant Australian/NZ Standards AS2201.1/5. The system carries guarantees of quality and service on the terms and conditions comparable to others in the industry.

  The basic SecurityGuard Alarm system provides protection for two openings to the premises through an interior heat sensitive motion detector, a centralized processing unit ("CPU") with the ability to communicate signals to the Company's central monitoring station, a battery back-up, a siren and window decals. The Company provides a one year limited warranty on system parts and a one year limited warranty on labor. Customers have the option of protecting additional openings and adding additional sirens and motion detectors, remote control "panic buttons" and fire protection by means of smoke and heat detectors and alarms. The Company's average fee for a SecurityGuard Alarm system, including systems purchased with such customer options, was approximately AUD$2092 (US$1650) per account customer during 1996, including all installation service charges.

  The SecurityGuard Alarm installed by the Company is a custom-configured wireless alarm system manufactured by Ness, a leading manufacturer of security alarm systems in Australia. Wireless devices use radio signals from transmitters incorporated into the protective devices to communicate activation signals from such devices to the customer's CPU. By comparison, hard-wire devices, which are characterized by substantially higher initial costs to the customer, use actual wires to connect each of the protective devices to the customer's

CPU. Wireless devices can generally be installed more simply and quickly than those that require alarm wiring, thus reducing labor costs. In addition, wireless devices are also easy to relocate when the customer changes homes.

  24 Hour Alarm Monitoring Services. The Company is beginning to market 24-hour alarm monitoring services to its Australian customers. The Company is planning to outsource the monitoring to a central monitoring station in Sydney, Australia which will incorporate the use of advanced communications and computer systems that route incoming alarm signals and telephone calls to operators. Other international operations centers will be established as required. Depending upon the type of service chosen by the customer, central monitoring station personnel will respond to alarms by relaying information to local security patrols or police departments, notifying the customer, or taking other appropriate action. Non-emergency administrative signals will include power failures, low battery signals, deactivation and reactivation of the alarm monitoring system, and test signals, and will be processed automatically by central monitoring station computers.

  Extended Warranty. The Company is beginning to offer an extended warranty service, initially only in Australia, to cover the normal cost of repair and maintenance of the alarm system after the expiration of the initial one year warranty.

  Fire Safety. In addition to the installation of the SecurityGuard Alarm, the Company provides customers with a "Home Protection Package" which contains smoke alarm/detectors featuring dual ionization chambers to limit false alarms. The smoke alarm/detectors incorporate low battery warning beeps and when activated emit a loud persistent siren noise in the high frequency range of the audible sound spectrum. Smoke alarm/detectors are recommended by all fire and emergency services, and are now compulsory in new homes in certain areas. In addition to the smoke alarm/detectors, the SecurityGuard Alarm is sold with a rechargeable fire extinguisher and a one square meter fire blanket.

  Installation And Field Services. The Company requires the maintenance of installation and field service personnel in each distributor office. Distributors subcontract services and installation to third parties who are trained by the Company to install and maintain the customer's SecurityGuard Alarm. Installations of new alarm systems are performed promptly after the completion of the sale. After completing an installation, the technician instructs the customer on the use of the system and furnishes a written manual and, in many instances, an instruction video. Additional follow-up instruction is provided by sales consultants in the distributor offices as needed. The increasing density of the Company's customer base as a result of the Company's continuing strategy to "infill" its existing distributor service areas with new customers permits more efficient scheduling and routing of field service technicians, resulting in economies of scale at the distributor level. The increased efficiency in scheduling and routing also allows the Company to provide faster field service response and support, which leads to a higher level of customer satisfaction.

  "We Care" Culture. In 1995, the Company implemented its "We Care" customer satisfaction program by recruiting, as its Director of Customer Care and Compliance, an individual who had previously been a Senior Investigation Officer of an Australian state government consumer affairs organization. The We Care program consists of a number of measures intended to maximize customer satisfaction, including an annual survey of customers, periodic awards to distributors who maintain superior customer satisfaction, and the installation of a toll-free number which customers can call with any questions or complaints. The We Care program also includes a total quality management program through which the Company analyzes and documents all processes critical to customer satisfaction, including sales, installations, monitoring, billing and customer service. The Company then implements improvements and repeats the analysis process.

DISTRIBUTOR NETWORK

  The Company's expected growth is based mainly upon the expansion of the Distributor Network. The Company believes that this organization strategy generates greater enthusiasm on the part of the sales people by giving them the opportunity to eventually run and develop their own businesses. This motivation results from a compensation structure in which, as an individual moves up the selling hierarchy, he or she receives a greater proportion of the final selling price. Eventually the individual may be entitled to receive a bonus or commission override of units sold by subordinate distributor networks. The Distributor Network consists of the following structured selling and training levels which are designed to motivate and provide a clearly defined path to advancement:

  Level 1--Independent Agent. The majority of the sales force or distribution network are Independent Agents who contract directly with Distributors and Area Distributors. Independent Agents are compensated solely by commissions and are required to generate leads from which telemarketers arrange appointments with potential clients. Independent Agents then follow up on the pre-arranged appointments with potential purchasers with visits to their homes where planned and scripted on-site presentations are made. Distributors and Area Distributors pay Independent Agents a commission based on their performance. For an Independent Agent to be promoted to a Dealer they are required to achieve a predetermined level of sales within a specified period. As of June 30, 1997, the Company had 640 Independent Agents (including 111 agents in training).

  Level 2--Dealers. Dealers are authorized by the Company to sell security systems directly to the public, and are supported by Area Distributors in implementing the Company's SecurityGuard Direct Marketing Program. Dealers must sell personally to the customer and cannot contract the sales process to Independent Agents. Dealers follow up on pre-arranged appointments with potential purchasers and make a planned and scripted on-site presentation during a home visit. Dealers are compensated based upon their profit derived from the difference in their selling price to the public and their purchase cost per alarm unit, after paying for their own operating costs. For Dealers to be promoted to Area Distributors they are required to achieve a predetermined level of sales within a specified period. As of June 30, 1997, the Company had 37 Dealers.

  Level 3--Area Distributors. Area Distributors sell security systems to the public through the Level 1 Independent Agents for which they receive profit margins after commission, and Level 2 Dealers for which they receive commission overrides for every sale. Area Distributors are responsible for the implementation of the Direct Sales Marketing Program which includes telemarketing, lead generation and recruitment. Prior to promotion, Area Distributors are given the opportunity to assume more responsibility and run the distributorship and contract with Level 2 Dealers. Level 1 Independent Agents operate from the Area Distributor's premises and are paid performance based commissions. The Area Distributors earn their profits from Independent Agents after the payment of commission, cost of goods sold and operating expenses. Level 2 Dealers, however, operate independently of the Area Distributor and are merely supervised by the Area Distributor. For this supervision, the Area Distributor receives a fixed commission override per system purchased by the Level 2 Dealer in their network. There is no limit to the number of Independent Agents or Dealers an Area Distributor can have. For Area Distributors to be promoted to Distributors, they are required to achieve a predetermined level of sales within a specified period. As of June 30, 1997, the Company had 37 Area Distributors.

  Level 4--Distributors. Distributors, with support from the Company, are responsible for ensuring that Dealers and Independent Agents are motivated and proficient in all aspects of direct sales by, among other items: (i) ensuring all new sales consultants go through a specified training program which includes proficiency tests, video taping and "on the job" observation and critical analysis; (ii) organizing major conferences annually as well as running weekly internal training seminars; (iii) professionally videotaping major training conferences and seminars; (iv) professionally taping tele-conferences of "distributed" meetings where distributors discuss topics on business enhancement, such as lead generation; (v) running reward programs for the introduction or recruitment of new staff members; and (vi) recognizing and rewarding other staff for securing new customers. Distributors operate in a similar manner as the Area Distributors within their network and may purchase stock from the Company at a slightly lower price per share than the Area Distributors. Distributors receive a commission override for all purchases by Dealers or Area Distributors within their network. Independent Agents working within a distributorship are paid the same commission structure as those working for an Area Distributor. As of June 30, 1997, the Company had 28 Distributors.

SALES AND MARKETING.

  The Company's growth strategy is based upon the internal generation of customer accounts by direct sales through the Direct Sales Marketing Program by the Company's sales team. The Company believes that its Direct Sales Marketing Program represents an effective internal growth strategy and is the Company's primary competitive advantage over other security alarm companies. From January 1993 through June 30, 1997, the Company generated approximately 130,000 customer accounts internally through the Direct Sales Market Program, including over 11,630 new customer accounts during the fiscal quarter ended June 30, 1997. The training, sales and distribution program involves on-going recruitment, training and defined qualification levels for greater recognition, commission and substantial bonus income, as an integral part of the Company's successful growth and market penetration strategy.

  The Company markets the SecurityGuard Alarm system through a direct marketing campaign conducted by the Distributor Network, targeting a demographic group consisting of "average moms and dads." The Company does not generally use media advertising to advertise the alarm systems. Instead, the Distributor Network representatives are required to generate leads by running community crime awareness programs and shopping center promotions, installing neighborhood "drop boxes", conducting periodic give-aways, and distributing questionnaires. Telemarketers then telephone individuals who respond to these measures and make appointments for home visits by sales representatives from the Distributor Network. During these home visits, the Distributor Network representative presents a mounted display of the alarm system and related equipment and a description of their features. The Distributor Network also establishes "Crime Awareness Programs" in order to educate residents in a targeted neighborhood with regard to the crime level of the area and the utility of the Company's products in preventing crime and reducing losses. The Company believes that by making sales to multiple homes in a neighborhood and establishing a Crime Awareness Program, crime prevention synergies and additional sales opportunities are achieved as neighbors begin to work together to minimize crime.

  The Company's sales and marketing approach stresses three aspects of its SecurityGuard Alarm system: deterrence, detection and ejection. The Company believes that the mere existence of a security alarm system in a home deters burglars and home invaders from attempting entry. If they do persist and enter a home protected by a SecurityGuard Alarm, the device's heat and movement sensors will detect their presence and activate the alarm. SecurityGuard Alarm's volume is deliberately set at a level that causes extreme discomfort to human beings and that should result in the invader leaving the premises. In addition, the volume of the alarm is sufficient to alert not just those who dwell in the invaded home, but their neighbors, increasing the likelihood that the home invader will be seen and possibly apprehended. The alarm system reacts instantaneously on detecting an intruder, reducing the intruder's ability to search for or remove valuables. Unlike silent alarms which are linked to police stations or other patrols, the SecurityGuard Alarm's immediate shrill alarm does not furnish the home invader with a pre-established or known response time. The Company's focus in designing its systems has been not to assist in catching burglars or home intruders, but to prevent protected homes from being burgled or invaded in the first place and to minimize losses if they are invaded.

COMPETITION

  The security alarm industry is highly competitive and fragmented. The Company competes with numerous other companies for new customers. Although the Company believes that it is the leading seller of residential alarm systems in Australia and New Zealand, there is no assurance that the Company will continue to have a competitive advantage in these countries. According to the IBIS Report, the industry in Australia derives 90 percent of its revenue from business and 10 percent from households, and is concentrated among four manufacturers who account for approximately 68 percent of the market. The IBIS report indicated that gross sales for the entire industry for 1995-1996 were AUD$866 million (US$689.68 million) and that the real rate of growth during that year was estimated at 3.5 percent. The loss of any competitive position by the Company in its target market would have a material adverse effect on the Company. In marketing the SecurityGuard Alarm outside of Australia and New Zealand, the Company will compete with larger national and international companies that are better capitalized than the Company.

  The Company's three major competitors for first-time purchasers of alarm systems in Australia are Brambles Industries Ltd, Chubb Security Holdings Australia Ltd, and Tempo Services Ltd. Competition for new accounts by many of these competitors is based primarily on installation price, monthly monitoring fee, the range of services offered, and reputation for quality. However, the Company believes it has a superior marketing strategy because of its policy of selling directly to the end user through the Distributor Network.

  The Company believes that similar competition exists in markets throughout the areas in which it seeks to operate. In the United States, the Company will face competition from alarm installation and monitoring companies which are better capitalized than the Company and which offer low-priced, subsidized installations of security systems. However, the Company believes that it will be able to successfully penetrate and compete in such markets using the same system that it uses in Australia and New Zealand. The Company has expanded its business services to include, in addition to residential alarm systems, on-line monitoring services and extended warranties in Australia. Outside of Australia and New Zealand, the Company has established distributor networks in the United States, United Kingdom, Belgium, the Netherlands, Germany, Canada and South Africa.

NESS SUPPLY AGREEMENT

  Ness is a leading manufacturer of security alarms in Australia and New Zealand, and is certified under ISO 9000. It has won six Australian designer of the year awards, among other achievements. Only one other alarm manufacturer in Australia has won an Australian design of the year award. Ness has recently expanded with the opening of its Nesstronics plant, which manufactures all of the printed circuit boards for SecurityGuard Alarm products. Naz Circosta, a director of Ness, sits on the Board of Australian Alarm Standards. Since the inception of Ness' relationship with the Company in 1989, senior management of the two companies have met regularly.

  In September 1990, the Company entered into the manufacturing/supply agreement with Westinghouse Brake and Signal Company (Australia) Pty Limited (predecessor company to Ness) under which Ness agreed to manufacture the SecurityGuard Alarm for the Company. That agreement, which was due to terminate in the year 2000, also granted the Company the exclusive right to sell the SecurityGuard Alarm throughout the world (except the United States) and a non-exclusive right to the United States market. Prior to the IPO, the Company, through its wholly owned subsidiary, FAI Home Security Pty Ltd., superseded this agreement with a new manufacturing agreement which granted to the Company essentially the same rights which it had under the previous agreement. This new agreement included a provision which precludes termination prior to the year 2007 under normal circumstances. The new agreement provides further that Ness may market and sell the SecurityGuard Alarm within the Company's exclusive territory, but only upon the Company's written consent. The Company shall not unreasonably withhold such consent. The manufacturing agreement further provides that Ness will be permitted to market and sell the SecurityGuard alarm in places where the Company does not intend to carry on business. Ness's rights to sell the SecurityGuard Alarm in such areas terminate if it supplies or sells to companies that sell products in that country using a marketing method or strategy which is similar in nature to that used by the Company. Ness currently manufactures and distributes security alarm products other than the SecurityGuard Alarm. Ness does not currently manufacture and distribute, nor has it given any indication that it intends to manufacture and distribute, a wireless alarm product similar to the SecurityGuard Alarm. Ness has given no indication of establishing any sales presence in Australia, New Zealand or any other market. If Ness establishes a sales agency in any major potential market this may in turn adversely affect the Company. The loss of the Company's relationship with Ness, or a significant reduction of Ness's manufacturing capability, or a lack of progress in new product development, could have a material adverse effect upon the Company.

TRADEMARKS AND INTELLECTUAL PROPERTY

  The Company operates under the registered Company name "FAI Home Security" in Australia, New Zealand, the United States, Europe and South Africa. The Company has licensing arrangements with FAI Insurance to permit it to use the "FAI" name and logos. The Company holds copyrights to significant marketing, training, promotional and organizational material. See Item 13 "Certain Relationships and Related Transactions--Transactions with FAI".

GOVERNMENT REGULATION

  The Company's domestic operations in Australia and New Zealand, as well as its other worldwide operations, are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, the Company is required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of its business. Many jurisdictions also require certain of the Company's employees to obtain licenses or permits.

  The alarm industry is also subject to requirements imposed by various insurance, approval, licensing and standards organization. Depending upon the type of customer served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

  In most countries, the Company's advertising and sales practices are regulated by various consumer protection laws. Such laws and regulations include restrictions on the manner in which the Company promotes the sale of its security alarm systems and the obligation of the Company to provide purchasers of its alarm systems with certain rescission rights.

  Recently, a trend has emerged on the part of local governmental authorities to adopt various measures aimed at reducing the number of false alarms. Such measures include (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on alarm customers for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location and (v) requiring further verification of an alarm signal before the police will respond. See Item 1 "Risk Factors--Government Regulation".

EMPLOYEES

  At June 30, 1997, the Company employed 69 individuals, including 59 on a full-time basis, 1 on a part-time basis and 9 employees on an hourly basis. Currently, none of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company believes it has an excellent relationship with its employees.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

  The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements which may be deemed to have been made in this Form 10-K, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, the risks detailed under the caption "Risk Factors" below or otherwise described herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-K IN EVALUATING THE COMPANY AND ITS BUSINESS.

  Risk of International Expansion. Although the Company's sales historically have been focused on the Australian and New Zealand markets, the Company has initiated an aggressive expansion program in Europe, South Africa and North America. Although the Company recently opened two distribution offices in the United States in San Diego, California and Columbus, Ohio, the Company has to date conducted no material operations in the United States. The Company's sales are subject to certain risks inherent in operating globally, including international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign manufacturing regulations. A key component of the Company's strategy is its deployment of its direct sales marketing program (the "Direct Sales Marketing Program") in markets outside of Australia and New Zealand. In addition, climatic conditions in countries in which the Company operates or intends to commence operations may affect the performance of the alarm system requiring modification of its design. There can be no assurance that the Company will be able to market, sell and deliver its products and services successfully in these new markets. Expansion into new markets also requires an investment by the Company in distributor offices and personnel necessary to service the customer accounts. The expenses associated with the opening of new offices will be expensed in the period in which they are incurred and thus may substantially affect the Company's operating results during that period. For the Company to expand successfully into a new market, the Company must obtain a sufficient number and density of customers in that market to support the additional investment. There can be no assurance that the required customer numbers and density will be achieved or that expansion into new markets will not adversely affect the Company's future business and results of operations. If the revenues generated by the Company and any joint ventures formed in new and existing markets are not sufficient to offset the expense of establishing and maintaining the infrastructure to facilitate expansion of the operations, the Company's business, operating results and financial condition could be materially adversely affected.

  Reliance upon Major Supplier. Over 90% of the Company's purchases during fiscal year 1997, 1996 and 1995 were made directly from Ness Security Products Pty Ltd. ("Ness"), which manufactures the Company's SecurityGuard Alarm. The Company currently has a manufacturing agreement with Ness which in the ordinary course of events cannot be terminated until the year 2007, and thereafter only upon 12 months notice of an intention to terminate. In addition, the Company shares with Ness non-exclusive sales and distribution rights to the United States market. The Company has the exclusive right to sell the SecurityGuard alarm system throughout the world (except the United States). Ness may market and sell the SecurityGuard Alarm within the Company's exclusive territory, but only upon the Company's written consent, which shall not be unreasonably withheld. The manufacturing agreement further provides that Ness will be permitted to market and sell the SecurityGuard alarm in places where the Company does not intend to carry on business. Ness's rights to sell the SecurityGuard Alarm in such areas terminate if it supplies or sells to companies that sell products in that country using a marketing method or strategy which is similar in nature to that used by the Company. Ness has given no indication of establishing any sales presence in Australia, New Zealand or any other market. If Ness establishes a sales agency in any major potential market this may in turn adversely affect the Company. The loss of the Company's relationship with Ness, or a significant reduction of Ness's manufacturing capability, or a lack of progress in new product development, could have a material adverse effect upon the Company. See Item 1--"Business-- Ness Supply Agreement".

  Government Regulation. The Company must receive approval from the various regulatory and licensing authorities for each country, state or local area in which it operates. The Company may be required to obtain formal approval to operate the Direct Sales Marketing Program and for the construction, design, functionality, acceptability or merchantable quality of the SecurityGuard Alarm itself. Securing these approvals may take some time, which will affect the speed of the Company's potential growth and its ability to establish a presence in new markets. In certain jurisdictions, the Company has been required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of its business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have a material adverse effect on the Company. Although the Company believes that it presently holds the required licenses and is in substantial compliance with all licensing and regulatory requirements in each jurisdiction in which it operates, there can be no assurance the Company will be able to secure regulatory approval in all the countries or smaller geographic areas in which it seeks to operate or that it will continue receiving regulatory approval for its existing activities.

  Recently, a trend has emerged on the part of local governmental authorities to adopt various measures aimed at reducing the number of false alarms. Such measures include: (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revoking of such licenses following a specified number of false alarms, (iii) imposing fines on alarm customers for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location, and (v) requiring verification of an alarm signal before the police will respond. Enactment of such laws could adversely affect the Company's future business and results of operations. See Item 1--"Business--Government Regulation".

  Dependence On Key Management Executives. The success of the Company's business is largely dependent upon the active participation of Bradley D. Cooper and other executive officers. Although Mr. Cooper's principal occupation is his employment with the Company, Mr. Cooper has significant interests in other operating companies, and periodically gives speeches and writes articles on sales motivation techniques, for which the Company receives no payment. The loss or interruption of the continued services for any reason of one or more of the Company's key officers or the inability of the Company to hire or retain qualified executives may have a material adverse effect on the Company's business. The Company has "key-man" life insurance policies on Bradley D. Cooper (Chairman of the Board and Chief Executive Officer), Terrence J. Youngman (President) and David Appleby (Vice President of International Business Development) for $5 million, $1 million and $2 million respectively. See Item 10--"Directors and Executive Officers of the Registrant".

  Competition. The security alarm industry is highly competitive and there can be no assurance that the Company will be able to compete successfully in the future. Although the Company has achieved rapid growth in the sale of residential alarm systems in Australia and New Zealand, there is no assurance that the Company will continue to have a competitive advantage or continued success in these countries. The loss of any such competitive position would have a material adverse effect on the Company. In marketing the SecurityGuard Alarm outside Australia and New Zealand, the Company will compete with larger national and international companies who are better capitalized and who conduct media advertising, which the Company does not currently utilize. In the United States, the Company faces competition from alarm installation and monitoring companies which are better capitalized than the Company and which offer low-priced, subsidized installations of security systems. Competitive pressure may require the Company to reduce its prices to maintain the growth rate it has experienced in Australia and New Zealand. Furthermore, new competitors are continuing to enter the industry and the Company may encounter additional competition from such future industry entrants. See Item 1-- "Business--Competition".

  Quarterly Variations In Operating Results. The Company has historically experienced fluctuations in its quarterly operating results and expects to experience fluctuations of its quarterly operating results in the future. These fluctuations have been caused by many factors, including, among others, the opening and closing of branch and distributor offices, the volume and timing of customer generation, competitive pricing pressures, local and national crime rates, general economic conditions and seasonality. The Direct Sales Marketing Program can be hampered by unfavorable weather conditions, holidays and reduced hours of daylight. The Company's budgeted expenses are based, to some extent, on its expectations of future sales and customer growth. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall due to levels of new sales that are lower than anticipated. Given the possibility of quarterly fluctuations, the Company believes that comparisons of the results of its operation for preceding quarters are not necessarily meaningful and that the results for any one quarter should not be relied upon as an indication of future performance. In the event that the Company's revenues or operating results for any quarter are lower than expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's Common Stock. See Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Dependence on Consumer Financing. Approximately 74% of the Company's sales made through distributors to consumers are financed on an installment basis. The Company's distributors have the option of offering potential consumers financing from an affiliate of FAI Insurance or other financing organizations. Any changes in interest rates or credit quality requirements of financing organizations, including affiliates of FAI Insurance, may adversely affect sales of the Company's products and therefore have a material adverse effect on the Company. The availability of appropriate consumer financing in new international markets and the continued availability of consumer finance in existing markets will be a significant factor of the Company's success and growth in these markets. There can be no assurance that financing will be available on terms which are attractive to consumers and suitable for the Company's operations.

  Dependence On Customer Accounts for Growth. From January 1993 through June 30, 1997, the Company added approximately 130,000 accounts through the Direct Sales Marketing Program, including over 11,630 new accounts during the fiscal quarter ended June 30, 1997. The Company intends to offer extended warranty packages and on-line monitoring services to existing customers and new customers once an alarm is installed, and has begun initiatives to do so. The Company's growth in revenues and earnings may in part be dependent on the successful implementation of these programs.

  Management of Growth. The Company's business strategy is to grow through the addition of distributors and customers and through the establishment of international operations outside of its current base of operations in Australia and New Zealand. This expansion and the Reorganization have placed and will continue to place substantial demands on the Company's management, operational resources and its system of financial and internal controls. The Company's future operating results will depend in part on the Company's ability to continue to implement and improve operating and financial controls and to expand, train and manage its employee, independent contractor and distributor base. Additionally, management of growth may limit the time available to the Company's management to attend to other operational, financial and strategic issues. There can be no assurance that the Company will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the required employees and management, operational and financial resources to manage a developing and expanding business in new markets. Failure to implement such systems successfully and use such resources effectively could have a material adverse effect on the Company's results of operations and financial condition.

  Currency Fluctuations and Duty Rates. The Company's operations are conducted throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. The Company has had foreign currency transaction gains and losses in recent periods. The Company has no hedging program, although it may in the future hedge a portion of its foreign exchange risk. However, there can be no assurance that the Company will engage in such transactions or, if the Company does engage in such transactions, that it will be successful in limiting such risk and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations. As the Company will report its results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies and cross-movements between the currencies of the countries in which the Company operates could have a material adverse effect on the Company's reported financial position and results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Risks of Liability. Most of the Company's alarm installation and monitoring agreements and other agreements pursuant to which it sells its products and services contain provisions and disclaimers limiting liability to customers. These provisions and disclaimers are intended to reduce the risk of Company liability for the acts or omissions of employees and Distributor Network representatives or system failures. However, in the event of litigation with respect to such matters, there can be no assurance that these liability limiting provisions and disclaimers will be enforceable. While the Company currently carries insurance of various types, including general liability and errors and omissions insurance, the loss experience of the Company and other security service companies may affect the availability and cost of such insurance in the future. Certain of the Company's insurance policies and the laws of some states or countries may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence or wanton behavior. The cost and effect of litigation could have an adverse material effect on the Company.

  Geographic Concentration. Sales in Australia and New Zealand for the fiscal years ending on June 30, 1995, June 30, 1996 and June 30, 1997 accounted for approximately 95%, 94% and 94% respectively, of the Company's net sales. The Company expects that such sales will continue to account for a significant portion of the Company's net sales in the future. At June 30, 1997, over 90% of the Company's existing customers were located in Australia and New Zealand. The performance of the Company may be adversely affected by any change in regional economic conditions or other factors affecting these markets. See
Item 1 "Business--Overview".

  Product Concentration. Sales of the SecurityGuard Alarm system and related products and services accounted for substantially all of the Company's sales in fiscal 1996 and fiscal 1997, and will continue to account for substantially all sales in the foreseeable future. Decline in the demand for this product, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1 "Business--The SecurityGuard Alarm".

  Recruitment of Sales Consultants. The Company is dependent on the continued recruitment of new sales consultants for the Distributor Network. The Company will face competition in the recruitment of sales consultants from other organizations, not necessarily in the same industry. The Company's ability to maintain or increase its sales growth in the future will depend in part upon the number and quality of sales consultants that the Company can recruit, train and retain. There can be no assurance that the Company will be able to attract, train and retain a sufficient number of sales consultants.

  Adverse Publicity. Companies in the direct sales industry are occasionally the subject of print articles and broadcast programs which present a negative view of such companies and that emphasize the use of high pressure sales practices. Although the Company maintains an active training and compliance program to deter abusive sales practices by its distributors and sales agents, the Company and its agents occasionally have received adverse publicity. The Company has been the subject of isolated news articles accusing its sales agents of high pressure sales practices including focusing on customers' fears by using photographs of burglarized homes to encourage purchases of the product, and selling security systems at above market financing rates to consumers who cannot afford such systems. Publicity of this nature could have a material adverse affect on the Company's sales and earnings.

  Voting Control. The Company is approximately 42% owned by an FAI Insurance affiliate, 5% by Bradley D. Cooper and 53% is owned by the public. As a result of its minority ownership interest, FAI Insurance may be able to control the election of the Company's directors and to determine corporate actions requiring stockholder approval, including significant corporate transactions, and to exercise control over the other affairs of the Company. FAI Insurance may also be able to block any proposal put to a vote of the shareholders including proposals which require a supermajority. See Item 12 "Security Ownership of Certain Beneficial Owners and Management".

  Limitations on Enforceability of Judgments. A substantial portion of the assets of the Company are, and for the foreseeable future will be, located outside the United States. In addition, all or a substantial portion of the assets of directors, executive officers and experts residing outside the United States are or may be located outside of the United States, primarily in Australia and New Zealand. As a result, it may not be possible to effect service of process in the United States on such directors and executive officers, such experts or on the Company's subsidiaries or to enforce, collect or realize upon, in United States courts, judgments against such persons obtained in United States courts and predicated upon civil liability under United States Securities Laws. The Company has been advised by its special Australian counsel, Minter Ellison, that there are doubts as to the enforceability of civil liabilities of United States courts or the ability of stockholders to pursue claims based on the contents of this Prospectus or otherwise predicated on United States Federal Securities Laws against the Company or its directors, executive officers and experts in Australian courts.

  Foreign Taxation. Because the Company is a United States corporation which has historically generated substantially all income from non-U.S. operations, its income will generally be subject to taxation in different jurisdictions. Certain operations of the Company conducted outside the United States or by foreign subsidiaries are subject to taxation in foreign jurisdictions as well as under various provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which impose special taxes in certain circumstances on foreign subsidiaries of United States corporations. While the Company will generally receive foreign tax credits for taxes paid in foreign jurisdictions which can be offset against United States tax liabilities, there can be no assurance that the Company will generate sufficient United States income to fully utilize such foreign tax credits.

  Possible Need for Additional Equity Capital or Borrowings. Although the Company believes that it currently has sufficient capital and cash flow to finance its existing operations, the Company's program of international expansion may create a need for additional equity capital or borrowings which may result in higher leverage or the dilution of then existing holders' investments in the Common Stock. There can be no assurance that such external funding, if necessary, will be available to the Company on favorable terms. Any inability of the Company to obtain additional capital may adversely affect the Company's ability to continue its international expansion and, in the worst case, might affect the ongoing viability of the Company's existing operations.

  Anti-takeover Considerations. Certain provisions of the Company's By-Laws and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of the Company, and limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. For example, these provisions allow a staggered board of directors and the issuance, without stockholder approval, of preferred stock with rights and privileges senior to the Common Stock. The issuance of preferred stock could result in the dilution of the voting power of the shares of Common Stock purchased in this Offering and could have a dilutive effect on earnings per share. The Company is also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business ventures with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder.

  Potential Adverse Effect of the IPO Warrants and Other Company Options. In connection with the IPO, the Company issued warrants to purchase an aggregate of 240,000 shares of Common Stock to the IPO Representatives which warrants are exercisable at a price of $16.50 per share (the "IPO Warrants"). The IPO Warrants are exercisable at any time from July 15, 1998 through July 15, 2002. See "Description of Securities". Additionally, the Company has reserved 50,000 shares of Common Stock for issuance under its 1997 Non-Employee Director Stock Option Plan and 750,000 shares of Common Stock for issuance under its employee 1997 Stock Option Plan. See Item 11 "Executive Compensation--Stock Compensation Plans". To date, options for a total of 520,000 shares have been issued under such plans, all at an exercise price of $10.00 per share. For the terms of the IPO Warrants and other Company options, the holders thereof will have, at nominal cost, the opportunity to profit from a rise in the market price of the Common Stock without assuming the risk of ownership, with a resulting dilution in the interest of the other security holders. As long as the IPO Warrants and other Company options remain unexercised, the Company's ability to obtain additional capital might be adversely affected. Moreover, the holders of the IPO Warrants and other Company options may be expected to exercise such warrants or options at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of its securities on terms more favorable than those under which the existing warrants or options are exercisable. See Item 13 and "Certain Relationships and Related Transactions".

  Shares Eligible For Future Sale. Sales of shares of Common Stock by existing shareholders, or by existing holders of outstanding options and warrants, under Rule 144 of the Securities Act, or pursuant to the exercise of registration rights or otherwise, could have an adverse effect on the price of the Shares. The Company has 5,150,000 shares of Common Stock outstanding. Of these shares, all of the 2,750,500 shares sold in the IPO are, available for resale in the public market without restrictions, except for any such shares purchased by affiliates of the Company. The Company, the FAI Insurance affiliate and Bradley D. Cooper have previously executed lock-up agreements that restrict the sale or disposition of their shares until July 10, 1998. National may consent to a waiver of the lock-up period without any public notice. Subject to the lockup agreements referred to above, on June 30, 1998, approximately 2,150,000 shares held by the FAI Insurance affiliate, and one year after the shares sold to Bradley D. Cooper are fully paid approximately 250,000 shares held by Mr. Cooper, will become eligible for sale in the public market subject to compliance with Rule 144 under the Securities Act. In addition, the holders of the IPO Warrants will be able to sell the Common Stock publicly, issuable upon exercise thereof, through the exercise of certain registration rights, subject to the satisfaction of certain conditions or (for shares issued pursuant to the "cashless exercise" provisions thereof) pursuant to Rule 144.

  No Dividends. The Company does not anticipate paying dividends on its Common Stock for the foreseeable future. Dividends will only be paid at such time as the cash flow of the Company is sufficient to justify such payments, provided that there are no restrictions on payment of dividends under credit or other agreements.

  Possible Illiquidity of Trading Market. The Company has listed the Shares on the American Stock Exchange. To continue to be listed on the American Stock Exchange, the Company must continue to satisfy certain maintenance standards. If the Company is unable to maintain the standards for continued quotation on the American Stock Exchange, the Shares could be subject to removal from the American Stock Exchange. As a result, an investor would find it more difficult to dispose of the Shares, or to obtain accurate quotations as to their price.

  Potential Volatility of Stock Price. The stock market has, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Such broad market fluctuations may adversely affect the market price of the Shares. In addition, the market price of the Shares may prove to be highly volatile. Announcements of innovations or new commercial products by the Company or its competitors, developments or disputes concerning proprietary rights, regulatory developments in the United States or in foreign countries, as well as period-to-period fluctuations in financial results, among other factors, may have a significant impact on the market price of the Shares.

ITEM 2. PROPERTIES

  The Company's executive office, administrative, sales and service office and central monitoring station are located at Levels 7 and 3, 77 Pacific Highway, North Sydney, Australia. The executive offices constitute approximately 661 square meters at a rental rate of AUD$380 (approximately US$298) per square meter, per annum. The Company's lease at 77 Pacific Highway has expired. However, the Company has entered into a letter of intent to execute a lease for an additional 2.5 years over Level 7, 77 Pacific Highway and is seeking to enter into a further long term lease when floor space contiguous to Level 7 becomes available. In the interim, the Company rents Level 3, 77 Pacific Highway on a month by month basis. The Company believes that its existing office space will be adequate to meet its needs of the immediate future. The Company has offices in England at the second floor of Lodge House Kay Street, Burnley, Lancashire. The lease expires on April 12, 2000 and has an annual rent of STG(Pounds) 6,640 (approximately US$10,283). The Company believes this leased space is adequate to meet its needs in Europe for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

  The Company experiences routine litigation in the normal course of its business. The Company does not believe that any currently pending or threatened litigation will have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  Not applicable.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

  The Company's Common Stock, $.001 par value, is traded on the American Stock Exchange under the symbol "HSI." Trading in the Company's stock commenced on July 15, 1997, the effective date of its initial public offering. The initial public offering price of the Company's Common Stock was $10.00 per share.

  The following table sets forth the reported high and low sale prices for the Company's Common Stock for the period from the date on which the Common Stock first commenced trading on July 15, 1997 through September 26, 1997, as reported by the American Stock Exchange.

  The following table sets forth the high and low closing sale prices of the Common Stock as reported by the American Stock Exchange for the period indicated.

      FISCAL 1997                                                   HIGH   LOW
      -----------                                                  ------ ------
      First Quarter (July 15-September 26)........................ $15.00 $10.00

  On September 26, 1997, the last reported sale price of the Common Stock as reported by the American Stock exchange was $13 5/8. Based on information obtained from the Company's transfer agent, the Company has 9 holders of record and the Company believes that the number of beneficial owners of its Common Stock is in excess of 50.

RECENT SALE OF REGISTERED SECURITIES

  On July 15, 1997, the Company's initial public offering of its common stock was declared effective by the Commission ("Offering"). The Commission file number assigned to the registration statement is 333-26399. The Offering contemplated the sale of 2,400,000 shares plus up to 360,000 shares pursuant to an over-allotment option. 2,400,000 shares were sold by the Company and the Selling Shareholder (an affiliate of FAI Insurance) in the Offering in the amounts of 250,000 and 2,150,000, respectively. In addition, the Selling Shareholder and the Company sold 200,000 and 150,500 shares, respectively, pursuant to the underwriter's exercise of the over-allotment option. The Offering, including the sale of the over-allotment option shares terminated on July 28, 1997. The managing underwriters in the Offering were National Securities Corporation and Nolan Securities Corporation. The securities registered in the Offering were Common Stock as follows:

                                                  SELLING SHAREHOLDER  COMPANY
                                                  ------------------- ----------
      Amount Registered.........................        2,350,000        410,000
      Aggregate Price of the Offering Amount
       Registered...............................      $23,500,000     $4,100,000
      Amount Sold...............................        2,350,000        400,500
      Aggregate Offering Price of Amount Sold to
       Date.....................................      $23,500,000     $4,005,000

DIVIDEND POLICY

  Except for a final dividend distribution to FAI, made prior to the Reorganization, of approximately $5.8 million (including a partial return of capital of $0.6 million), the Company has paid no dividends on the Common Stock and does not anticipate doing so for the foreseeable future. Dividends will only be paid at such time as the cash flow of the Company is sufficient to justify such payments. The Company anticipates that all earnings, if any, for the foreseeable future will be retained to finance the growth and development of the business. See "Business--The Reorganization", and "Certain Transactions".

ITEM 6. SELECTED FINANCIAL DATA

  All the data presented in the Selected Financial Data is prepared from the financial data of (i) Home Security International, Inc. and its predecessor entities, including FAI Home Security Pty Limited, FAI Home Security (ENZED) Limited, FAI Home Security (NZ) Trust and FAI Home Security (NZ) Limited (collectively, "Company" or "Home Security International, Inc."); and (ii) FAI Home Security (UK) Trust and FAI Home Security (Canada) Unit Trust (collectively "Cooper International Group"). The selected financial data of the Company for the year ended June 30, 1997 has been derived from the audited consolidated financial statements of the Company, which include the results of the International Operations from April 1, 1997, as being under common control, after certain tangible and intangible assets were acquired through FAI Home Security Holdings Pty Limited from the Cooper International Group. See "Consolidated Financial Statements of Home Security International--Note 1". The selected financial data of the Company for the years ended June 30, 1994, 1995, 1996, have been derived from its audited consolidated financial statements. The selected financial data of the Company for the year ended June 30, 1993 have been derived from the audited financial statements of FAI Home Security Pty Limited. The selected combined financial data of the Cooper International Group for the years ended June 30, 1995, 1996 and the nine months ended March 30, 1997 have been derived from the audited combined financial statements of the Cooper International Group.

                             YEARS ENDED JUNE 30,
                          -----------------------------  NINE MONTHS
                           1993   1994    1995    1996   ENDED MARCH JUNE 30, 1997
                           $US    $US     $US     $US     30, 1997        $US
                          ------ ------  ------  ------  ----------- -------------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
HOME SECURITY
 INTERNATIONAL, INC.(1)
-----------------------
Statement of Income Data
 Net sales..............  11,093 10,629  21,437  26,701                 33,465
 Net income (loss)......     492    (74)  1,470   1,659                  2,291
 Earnings per common
  share (2).............                  $0.33   $0.37                  $0.51
Balance Sheet Data
 Total assets...........   1,748  2,281   7,671  13,384                 15,957
 Long term assets.......     687    927   2,228   6,443                 11,589
 Total long term
  liabilities...........     --     557     --      --                       5
 Shareholders' equity
  (deficit).............     408    369   3,912   9,894                  9,790
COOPER INTERNATIONAL
 GROUP
--------------------
Statement of Income Data
 Net sales..............     --     --      877   1,750     1,398
 Net income (loss)......     --     --   (2,155) (2,470)   (1,357)
Balance Sheet Data
 Total assets...........     --     --      743     847
 Long term assets.......     --     --      142     110
 Total long term
  liabilities...........     --     --      --      --
 Shareholders' equity
  (deficit).............     --     --       47  (2,103)
                                UNAUDITED YEARS
                                ENDED JUNE 30,
                          -----------------------------
                           1993   1994    1995    1996
                          $US(3) $US(3)  $US(3)  $US(3)
                          ------ ------  ------  ------
                                (IN THOUSANDS)
HOME SECURITY
 INTERNATIONAL, INC. AND
 COOPER INTERNATIONAL
 GROUP COMBINED
------------------------
Statement of Income Data
 Net sales..............  11,093 10,629  22,314  28,451
 Net income (loss)......     492    (74)   (685)   (811)
Balance Sheet Data
 Total assets...........   1,748  2,281   8,413  14,231
 Long term assets.......     687    927   2,370   6,553
 Total long term
  liabilities...........     --     557     --      --
 Shareholders' equity
  (deficit).............     480    369   3,959   7,791

--------
(1) Formerly Australia and New Zealand Group.
(2) These calculations have not included the effect of stock options.
(3) Information presented is historical combined only without giving effect to the Reorganization or any pro forma adjustments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a direct sales company which, through an extensive distributor network, sells, installs and services residential security alarm systems principally in Australia and New Zealand, with expanding international operations in North America, Europe and South Africa. The Company's mission is to offer consumers a quality home security alarm package to protect their families and property. In addition to residential alarm systems, the Company is expanding its business services to include on-line monitoring services and extended warranties. Outside of Australia and New Zealand, the Company has established distributor networks in the United Kingdom, Belgium, the Netherlands, Germany and Canada. The Company has also successfully test marketed its product in the United States and has recently opened distribution offices in San Diego, California and Columbus, Ohio. To date the Company has not conducted any material operations in the United States.

  In 1993, the Company changed its organization structure from one based upon Company owned and operated branches, with Company employed sales representatives making sales to end users at high margins, to the Distributor Network model. The change to the Distributor Network model resulted in a decline in gross margin from approximately $625 to $350 for each SecurityGuard Alarm system sold, based on 1993 prices. However, under the Distributor Network structure, the Company no longer incurs selling costs and overhead related to the distribution of its SecurityGuard Alarm product, and the capital costs of opening new operations are passed on to its distributors. Accordingly, this change provided the Company with the capability of expanding rapidly with minimal funding requirements. Since this change in structure, the Company has experienced significant increases in unit sales of alarm systems. Unit sales in Australia and New Zealand for fiscal years 1992, 1993, 1994, 1995, 1996 and 1997 were 5,069, 11,744, 12,235, 25,280, 31,669 and 36,892, respectively. Unit sales for the International Operations for fiscal years 1995, 1996 and 1997 were 1,157, 2,797 and 2,649, respectively.

  Revenues are currently derived primarily from SecurityGuard Alarm sales in Australia and New Zealand through the Distributor Network in which distributors sell to the end users on a direct sales basis, rather than through retail outlets. The percentage of revenues attributable to sales in Australia and New Zealand during the fiscal years 1994, 1995, 1996 and 1997 were 100%, 96%, 94% and 94%, respectively. The Company assumes the responsibility of servicing the end user once an alarm has been installed by the distributor. After installation the end users are considered to be the customers of the Company. To a much lesser extent, revenue is derived from sales of promotional, training and marketing material to the Distributor Network, and from the recent introduction of extended warranties to end users. In addition, the Company expects that the planned introduction of on-line monitoring in Australia will provide an additional revenue stream from the existing and future base of installed alarms. Additionally, while the Company expects that an increased proportion of its revenue will be derived from its international expansion, there can be no assurance that the success of the Distributor Network and corresponding operating results in Australia and New Zealand can be replicated throughout the world. International expansion efforts outside Australia and New Zealand and the introduction of additional services, including extended warranties and on-line monitoring may cause an increase in expenses from time to time, without necessarily generating a corresponding increase in revenue.

  The Company's revenues from SecurityGuard Alarm sales are recorded net of any discounts and withdrawals (the cancellation of an installation that has been sold by an agent on behalf of an end user). Revenues related to on-line monitoring services and extended warranties are recognized over the life of the agreement with the customer. In September 1996, the Company implemented a price increase throughout Australia and New Zealand of AUD$200 (US$160) which increased the price of the home protection package to the end user from AUD$1,892 (US$1,507) to AUD$2,092 (US$1,667). In the face of increased competition in the industry, there can be no assurance that the Company will not face increased pricing pressure, which in turn could lead to changes in the selling price of the Company's SecurityGuard Alarm or other services. The impact of any such price changes on the Company's revenue or operating results cannot be accurately determined. In addition, prior to the Reorganization, the Company had an existing royalty agreement with FAI Insurance which provided for the payment of commissions for each alarm unit sold in exchange for the use of "FAI" name and logo. Pursuant to the Reorganization, the agreement was replaced by the no cost License Agreement with FAI Insurance for the use of the "FAI" name and logo. In July 1996, the number of senior executives receiving commissions based on the number of alarm units sold, as well as the rate of such commissions payable to these executives increased substantially. Commissions paid to executives for the year ended June 30, 1997 was $192,686 as compared to $1,418,426 for the year ended June 30, 1996. See "Business--Executive Employment Agreements." This caused a material increase in the cost of goods sold. There can be no assurance that these types of changes will not occur in the future. If any such changes do not, in turn, generate sufficient increases in the number of final users, the Company's results could be materially adversely affected.

  The Company expects to maintain or slightly increase profits in the near future from alarm sales in Australia and New Zealand, and realize a gradual improvement in operating results from the expansion of its operations in the United Kingdom, Belgium, the Netherlands, Germany, Canada, South Africa and the United States. The introduction of extended warranties and on-line monitoring are expected to make a positive contribution to the Company's overall operating results in the near future.

RESULTS OF OPERATIONS

  Due to the Reorganization which occurred in June, 1997, the Company's financial statements have been prepared using the U.S. GAAP "common control" concept. Under this concept, the financial statements of the Company include the results of operations of the Company's predecessor entities (FAI Home Security Pty Limited, FAI Home Security (ENZED) Limited, FAI Home Security
(NZ) Trust and FAI Home Security (NZ) Limited) as if the Company had owned such entities before the Reorganization. Additionally, the Company has included in its June 30, 1997 financial statements the results for three months of operations (April 1, 1997-June 30, 1997) of the business and assets purchased by FAI on March 31, 1997 from the Cooper International Group and subsequently transferred to the Company as part of the Reorganization. The inclusion of the operating results of that business for the three month period had no material impact on the Company's results for the year ended June 30, 1997.

 Comparison of fiscal years ended June 30, 1997 and June 30, 1996

  Revenue: Total revenue increased by $6.8 million or 25% from $26.7 million for the fiscal year ended June 30, 1996 to $33.5 million for the fiscal year ended June 30, 1997. This increase was primarily due to continued growth of unit sales in the New Zealand market. Net sales in the Australian market increased by approximately $0.6 million (or 2.5% from $21.9 million for the fiscal year ended June 30, 1996 to $22.5 million for the fiscal year ended June 30, 1997).

  Cost of Goods Sold: Cost of goods sold increased by $6.7 million. As a percentage of total revenue, cost of goods sold increased from 66% for the fiscal year ended June 30, 1996 to 73% for the fiscal year ended June 30, 1997. This increase was due, in part, to the increased cost of goods from the manufacturer for an updated version of the SecurityGuard Alarm with enhanced features, increases in commission and bonus payments to senior executives related to sales volumes and partly due to increases in royalty fees paid to related parties for use of the FAI brand name. This royalty is based on retail sale prices, which increased 10% per unit in the period, rather than the sale price charged to distributors. Royalty charges as a percentage of revenues increased from 10% for the fiscal year ended June 30, 1996 to 11% for the fiscal year ended June 30, 1997. Excluding related party expenses such as royalty charges, cost of goods sold, as a percentage of revenues, increased from 56% of total revenue for the fiscal year ended June 30, 1996 to 62% for the fiscal year ended June 30, 1997. See Item 13 "Certain Relationships and Related Transactions--Transactions with FAI".

  Product costs are expected to increase in proportion to annual increases in the Australian Consumer Price Index, in accordance with the terms of the supply agreement with the manufacturer.

  General and Administrative Expenses: General and administrative expenses were $6.6 million (net of management fees received) for both the fiscal years ended June 30, 1996 and 1997. As a percentage of revenue, total general and administrative expenses decreased to 18% in the fiscal year ended June 30, 1997 compared to 25% for the fiscal year ended June 30, 1996.

  The decrease as a percentage of revenue for the fiscal year ended June 30, 1997 compared to the fiscal year ended June 30, 1996, reflects the economies of scale of operating the Distributor Network, since increases in revenue did not entail a proportionate increase in overhead. Furthermore, the decrease in general and administrative expenses reflects changes to the Chief Executive Officer's employment agreement made during fiscal 1997, which made him responsible for all costs of support staff, travel, accommodation and other expenses related to the performance of his duties as Chief Executive Officer of the Company. Since these expenses are encompassed by the commission structure used to compensate the Chief Executive Officer, they are now included in cost of goods sold rather than general and administrative expense.

  Additionally, the Company received a management fee of $0.5 million (net of management fees paid to FAI Finance Corporation (NZ) Ltd.) from FAI in connection with the management of the international operations. See Item 13-- "Certain Relationships and Related Transactions--Transactions Involving Bradley D. Cooper".

  General and administrative expenses also include a charge of $0.4 million for the amortization of goodwill which was expensed in the fiscal year ended June 30, 1997 compared to $0.2 million for the fiscal year ended June 30, 1996.

  Income from Operations: Income from operations increased from $2.5 million for the fiscal year ended June 30, 1996 to $3.1 million for the fiscal year ended June 30, 1997.

  If royalty payments to related parties for the use of the FAI brand name and other related party charges were excluded (as they will be under the new license agreement), net income from operations would have increased from $5.3 million for the fiscal year ended June 30, 1996 to $6.8 million for the fiscal year ended June 30, 1997. Item 13--See "Certain Relationships and Related Transactions--Transactions with FAI".

  Interest Income: Interest income was approximately $0.8 million for the fiscal year ended June 30, 1997 compared to $0.2 million for the fiscal year ended June 30, 1996. This was due to the higher loan balances of loans to a related party, FAI Finance Corporation (NZ) Limited during the year ended June 30, 1996. See Item 13--"Certain Relationships and Related Transactions-- Transactions with FAI".

  Income Tax Expense: The effective rate of tax increased from 39% for the fiscal year ended June 30, 1996 to 42% for the fiscal year ended June 30, 1997. This was due to the non-deductibility of goodwill amortization of $0.4 million during fiscal year ended June 30, 1997.

  Net Income: Net income increased from $1.7 million for the fiscal year ended June 30, 1996 to $2.3 million for the fiscal year ended June 30, 1997.

 Comparison of fiscal year ended June 30, 1996 and June 30, 1995

  Revenue: Total revenue increased by 25% from $21.4 million for the fiscal year ended June 30, 1995 to $26.7 million for the fiscal year ended June 30, 1996. Revenues in the fiscal year ended June 30, 1995 included $6.2 million in direct retail sales and in-house finance sales, as compared to $1.9 million in fiscal year ended June 30, 1996. This increase in revenues was primarily the result of the increase in the amount of units sold into the Australian market during the fiscal year ended June 30, 1996 compared to the fiscal year ended June 30, 1995.

  Cost Of Goods Sold: Cost of goods sold remained stable at 66% of total revenue although increasing in absolute terms from $14.2 million to $17.6 million for the fiscal years ended June 30, 1995 and 1996, respectively. Product costs from the manufacturer remained stable throughout the fiscal year ended June 30, 1996.

  General and Administrative Expenses: General and administrative expenses were $6.6 million (net of management fees) in the fiscal year ended June 30, 1996 and $5.1 million for the fiscal year ended June 30, 1995. As a percentage of revenue, general and administrative expenses increased 1% to 25% during the fiscal year ended June 30, 1996 compared to the fiscal year ended December 31, 1995. This increase reflects the completion of the shift to the Distributor Network for fiscal year ended June 30, 1996 from direct retail sales utilized during the year ended June 30, 1995, and the benefits of certain economies of scale.

  Income from Operations: Income from operations remained relatively constant as a percentage of revenue at 10%, but showed an increase in absolute figures from $2.1 million for fiscal year ended June 30, 1995 to $2.5 million for fiscal year ended June 30, 1996. If royalty payments to related parties for the use of the FAI brand name are excluded, net income from operations increased 29% to $5.3 million for fiscal year ended June 30, 1996 from $4.1 million for the fiscal year ended June 30, 1995. See Item 13--"Certain Relationships and Related Transactions--Transactions with FAI".

  Interest Income: Interest income was approximately $251,000 for the fiscal year ended June 30, 1996, compared to $65,000 for the fiscal year ended June 30, 1995. This increase was due to an increase in funds on deposit during the year and a significant increase in interest received from loans to a related party, FAI Finance Corporation (NZ) Limited. See Item 13--"Certain Relationships and Related Transactions--Transactions with FAI".

  Income Tax Expense: The effective rate of tax increased to 39% for the fiscal year ended June 30, 1996 from 33% for the fiscal year ended June 30, 1995. This was due to an increase in Australia's basic corporate tax rate.

  Net Income: Net income increased by $190,000, or by 13%, from $1.5 million for the fiscal year ended June 30, 1995 to $1.7 million for the fiscal year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The principal source of liquidity of the Company's predecessor companies historically has been, and the Company's principal source of liquidity in the future is expected to continue to be, cash flows from operations. Cash flow provided by operating activities increased from approximately $0.5 million for the fiscal year ended June 30, 1996 to approximately $4.8 million for the fiscal year ended June 30, 1997. This was primarily due to the extension of commercial payment terms by Ness, the Company's major supplier. Under a previous commercial arrangement with Ness, the Company's trade payable account was paid before it was due, resulting in a reduction of cash (as a result of the reduction in accounts payable) of $0.5 million. The return to ordinary trading terms is reflected in the increase in accounts payable of approximately $2.2 million.

  The increase in inventory levels during fiscal 1997 reflected the increased levels of stock required in the New Zealand warehouse as a result of increased sales and the inclusion of the inventory relating to the International operations not included prior to April, 1997. Additionally, the improvement in cash flows provided by operations reflects improved profitability of the Australian and New Zealand operations during the fiscal year ended June 30, 1997 as compared to fiscal year ended June 30, 1996.

  In the past, FAI Insurances Ltd has significantly reduced the historical cash flow and operating profit of the predecessor companies through the charging of a royalty for the use of the FAI name. The royalty charges levied were approximately $3.6 million and $2.8 million during the fiscal year ending June 30, 1997 and June 30, 1996, respectively. In addition, the cash flow generated from operating activities by the predecessor companies has historically been used to make loans to other entities within the FAI Insurance group. However, with the completion of the Reorganization in June 1997, the Company is no longer required to make royalty payments to FAI Insurance, and the Company will not be required to make any further loans to FAI Insurance or entities affiliated with FAI Insurance. See Item 1-- "Business--The Reorganization" and Item 13--"Certain Relationships and Related Transactions--Transactions with FAI Insurance".

  Net cash provided by (used in) investing activities increased from a deficit of approximately ($1.4 million) during the fiscal year ended June 30, 1996 to $0.6 million during the fiscal year ended June 30, 1997. This was a result of the Reorganization in June 1997 and the settlement of related party balances.

  Net cash used by financing activities increased from $0 in fiscal year ended June 30, 1996 to $5.5 million in fiscal year ended June 30, 1997. This was attributable to the payment of dividends, including a partial return of capital, to FAI Insurance immediately prior to the Reorganization.

  Net cash flow provided by Operating activities was $3.5 million, $0.5 million and $4.8 million for fiscal years ending 1995, 1996, and 1997. The decrease in cash flow from fiscal year 1995 to 1996 relates to decrease in accounts payable and the payment in advance to Ness, as well as increases in tax payments.

  The net cash flow generated by (used in) investing activities was ($2.6 million), ($1.4 million) and $0.6 million for fiscal years ending 1995, 1996, and 1997. The movements in cash flow relating to investing activities relate to receipts and borrowings from related parties and cash not acquired from predecessor entities.

  The net cash flow used in financing activities was $0, $0, and $5.5 million for fiscal years ending 1995, 1996, and 1997, respectively. The movements in 1997 relate to dividends and Trust distributions from the predecessor companies constituting the partial return of capital and profits to FAI Insurance.

  The Company currently has no credit facility with a bank or other financial institution, although it believes appropriate facilities would be available on reasonable terms if needed. The Company believes that internally generated cash flows and the proceeds of this Offering will be adequate to support currently planned business operations over the next twelve months. The Company's strategy for growth is based on the expansion of its Distribution Network into existing and new markets, with the costs of such expansion largely borne by the distributors.

  Notwithstanding that the Company's costs in expanding its Distribution Network are expected to be minimal, the Company may be required to obtain additional capital to fund growth outside of its existing operations if the cash flow generated by the Australian and New Zealand operations is insufficient to meet the cash requirements of developing the International Operations. Potential sources of such capital may include proceeds from bank financing or additional offerings of the equity or debt securities of the Company. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources. The lack of such capital could have a material adverse effect on the Company's operations. See
Item 1--"Risk Factors--Possible Need for Additional Equity Capital or
Borrowings".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Home Security International, Inc.:
  Report of Independent Public Accountants.................................  25
  Consolidated Statements of Income for the Years Ended June 30, 1995, 1996
   and 1997................................................................  26
  Consolidated Balance Sheets as at June 30, 1996 and 1997.................  27
  Consolidated Statements of Cashflows for the Years Ended June 30, 1995,
   1996 and 1997...........................................................  28
  Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended June 30, 1995, 1996 and 1997......................................  29
  Notes to Financial Statements............................................  30
Cooper International Group:
  Report of Independent Public Accountants.................................  40
  Combined Statements of Income for the Period Ended June 30, 1995, Year
   Ended June 30, 1996 and the Nine Months Ended March 30, 1997............  41
  Combined Statements of Cashflows for the Period Ended June 30, 1995, Year
   Ended June 30, 1996 and the Nine Months Ended March 30, 1997............  42
  Combined Statements of Changes in Shareholders' Equity for the Period
   Ended June 30, 1995, Year Ended June 30, 1996 and the Nine Months Ended
   March 30, 1997..........................................................  43
  Notes to Financial Statements............................................  44

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Boards of Directors and Shareholders of Home Security International,
Inc.:

  We have audited the accompanying consolidated balance sheets of Home Security International, Inc., as of June 30, 1997 and 1996 and related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in Australia, which are substantially similar to generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Home Security International, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles in the United States of America.

                                          Arthur Andersen

Sydney,
September 22, 1997

                       HOME SECURITY INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 YEAR ENDED JUNE 30
                                         -------------------------------------
                                    NOTE  1995 $US     1996 $US     1997 $US
                                    ---- -----------  -----------  -----------
Net sales..........................   2   21,437,325   26,700,922   33,464,595
Cost of goods sold
 --related party...................  12   (1,989,371)  (2,750,468)  (3,647,376)
 --other...........................      (12,229,324) (14,834,094) (20,626,411)
                                         -----------  -----------  -----------
Gross profit.......................        7,218,630    9,116,360    9,190,808
Management fees received--related
 parties...........................  12      321,355          --       559,002
General and administrative
 expenses..........................       (5,412,853)  (6,606,377)  (6,612,318)
                                         -----------  -----------  -----------
Income from operations.............        2,127,132    2,509,983    3,137,492
Non operating income--other........              --           --         6,740
Interest income--related party.....  12          --        75,087      755,613
--other............................           65,211      175,719       81,790
Interest expense--related party....  12          --       (47,625)     (60,046)
                                         -----------  -----------  -----------
Income before taxes................        2,192,343    2,713,164    3,921,589
Income tax expense.................  11     (722,523)  (1,054,170)  (1,629,973)
                                         -----------  -----------  -----------
Net income.........................        1,469,820    1,658,994    2,291,616
                                         ===========  ===========  ===========
Earnings per common share..........      $     0.327  $     0.369  $     0.509
Weighted average number of shares
 outstanding.......................        4,500,000    4,500,000    4,500,000


   The accompanying notes are an integral part of these financial statements.

                       HOME SECURITY INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30
                                                     ---------------------
                                                        1996       1997
ASSETS                                          NOTE    $US        $US
------                                          ---- ---------- ----------
Current assets
  Cash and cash equivalents....................         369,837        118
  Accounts receivable--related party...........  12   4,380,060  2,025,455
  Accounts receivable--trade, net..............   3   1,099,733    615,560
  Inventories..................................   4     339,602  1,277,104
  Prepaid expenses and other current assets....   5     751,426    449,458
                                                     ---------- ----------
    Total current assets.......................       6,940,658  4,367,695
                                                     ---------- ----------
Non-current assets.............................
  Plant and equipment, net.....................   6      12,706    869,571
  Intangibles, net.............................   7   5,948,255 10,142,077
  Deferred income taxes........................  11     475,505    549,393
  Other non-current assets.....................           6,531      3,748
  Receivable--related party....................  12         --      24,366
                                                     ---------- ----------
    Total non-current assets...................       6,442,997 11,589,155
                                                     ---------- ----------
    Total assets...............................      13,383,655 15,956,850
                                                     ========== ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Bank overdraft...............................             --      31,795
  Payables--trade..............................       2,414,042  4,018,147
  Accrued liabilities..........................         956,307  1,105,612
  Lease liability..............................             --      19,068
  Income tax payable...........................             --     467,961
  Deferred income..............................         119,479    479,307
                                                     ---------- ----------
    Total current liabilities..................       3,489,828  6,121,890
                                                     ---------- ----------
Non-current liabilities
  Lease liability..............................             --      44,877
                                                     ---------- ----------
    Total liabilities..........................       3,489,828  6,166,767
Shareholders' equity
  Preferred stock $.001 value; 1,000,000 shares
   authorized, none outstanding................
  Common stock $.001 value; 20,000,000 shares
   authorized; 1997: 4,500,000 shares
   outstanding (Predecessor entity 1996: 2
   shares of A$1.00 value) ....................               2      4,500
  Additional paid-in capital...................       6,016,944 10,238,691
  Foreign currency translation reserve.........         386,693   (406,534)
  Retained earnings (accumulated losses).......       3,490,188    (46,574)
                                                     ---------- ----------
    Total shareholders' equity.................       9,893,827  9,790,083
                                                     ---------- ----------
    Total liabilities and shareholders' equity.      13,383,655 15,956,850
                                                     ========== ==========

   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                       YEAR ENDED
                                                        JUNE 30
                                            ----------------------------------
                                               1995        1996        1997
                                               $US         $US         $US
                                            ----------  ----------  ----------
Cashflow from operating activities
  Net income...............................  1,469,820   1,658,994   2,291,616
  Adjustments to reconcile net income to
   net cash from operating activities:
  Depreciation.............................     12,350      11,192      42,100
  Amortization of goodwill.................     47,884     226,498     391,924
  Deferred taxes and income tax payable....    478,995  (1,143,650)    427,573
  Provision for losses on accounts
   receivable..............................      9,552      58,213     100,715
  (Increase) decrease in operating assets:
  Accounts receivable--trade...............   (245,402)    (21,925)   (203,120)
  Inventories..............................     60,656    (239,731)   (965,610)
  Prepaid expenses and other assets........   (262,407)   (305,224)    (33,054)
  Increase (decrease) in operating
   liabilities:
  Accounts payable.........................  1,740,323    (489,880)  2,159,629
  Accrued liabilities......................    195,823     734,742     627,011
                                            ----------  ----------  ----------
Net cash provided by operating activities..  3,507,594     489,229   4,838,784
                                            ----------  ----------  ----------
Cashflow from investing activities
  Proceeds from sale of plant and
   equipment...............................        --      112,062         --
  Additions to plant and equipment.........    (43,632)    (70,701)   (871,894)
  Receipts/(payments) from/(to) related
   parties................................. (2,509,175) (1,429,568)  2,137,680
  Purchase of goodwill.....................        --          --     (271,826)
  Proceeds from sale of investment.........        --          --        1,914
  Cash in predecessor entities not
   acquired................................        --          --     (410,302)
                                            ----------  ----------  ----------
Net cash provided by/(used in) investing
 activities................................ (2,552,807) (1,388,207)    585,572
                                            ----------  ----------  ----------
Cashflow from financing activities
  Provided by (payments on) short-term
   debt....................................       (927)     (3,129)    295,353
  Dividend and trust distribution paid.....        --          --   (5,294,296)
  Return of capital........................        --          --     (581,928)
  Increase in bank overdraft...............        --          --       31,795
                                            ----------  ----------  ----------
Net cash (used in) financing activities....       (927)     (3,129) (5,549,076)
                                            ----------  ----------  ----------
Net increase/(decrease) in cash held.......    953,860    (902,107)   (124,721)
                                            ----------  ----------  ----------
Cash at the beginning of the financial
 year......................................    247,000   1,229,501     369,837
Effect of exchange rate change on cash
 held......................................     28,641      42,443    (244,998)
                                            ----------  ----------  ----------
Cash at the end of the financial year......  1,229,501     369,837         118
                                            ==========  ==========  ==========
Supplemental disclosures of cash flow
 information:
Interest paid..............................        874      59,945     515,763
Income taxes paid..........................    212,736   1,279,393     946,230

   The accompanying notes are an integral part of these financial statements

                        HOME SECURITY INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                           CAPITAL STOCK                 FOREIGN
                               ISSUED      ADDITIONAL   CURRENCY      RETAINED        TOTAL
                          ----------------  PAID-IN    TRANSLATION    EARNINGS    SHAREHOLDERS'
                           SHARES   AMOUNT  CAPITAL      RESERVE   UNAPPROPRIATED    EQUITY
                          --------- ------ ----------  ----------- -------------- -------------
BALANCE, JUNE 30, 1994..          2     2         --         --         361,374       361,376
Foreign currency
 translation adjustment.                                  (4,240)                      (4,240)
Additional paid-in
 capital................                    2,085,090                               2,085,090
Net income 1995.........                                              1,469,820     1,469,820
                          --------- -----  ----------   --------     ----------    ----------
BALANCE, JUNE 30, 1995..          2     2   2,085,090     (4,240)     1,831,194     3,912,046
Foreign currency
 translation adjustment.                                 390,933                      390,933
Additional paid-in
 capital................                    3,931,854                               3,931,854
Net income 1996.........                                              1,658,994     1,658,994
                          --------- -----  ----------   --------     ----------    ----------
BALANCE, JUNE 30, 1996..          2     2   6,016,944    386,693      3,490,188     9,893,827
Foreign currency
 translation adjustment.                                (553,335)                    (553,335)
Additional paid-in
 capital................          1     1   4,803,675                               4,803,676
Net income 1997.........                                              2,291,616     2,291,616
Dividends and Trust
 Distributions and
 return of capital......                     (581,928)               (5,294,296)   (5,876,224)
Reorganization
 Adjustments............  4,499,997 4,497               (239,892)      (534,082)     (769,477)
                          --------- -----  ----------   --------     ----------    ----------
BALANCE, JUNE 30, 1997..  4,500,000 4,500  10,238,691   (406,534)       (46,574)    9,790,083


   The accompanying notes are an integral part of these financial statements.

                       HOME SECURITY INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 a) Nature of Business--

  Home Security International, Inc. ("HSI") was incorporated in Delaware, United States of America on April 11, 1997. On June 30, 1997 HSI acquired FAI Home Security Pty Limited (incorporated in New South Wales, Australia on August 13, 1990) and FAI Home Security (ENZED) Limited (incorporated in Auckland, New Zealand on April 24, 1997) as well as certain tangible and intangible assets of the United Kingdom (including certain European countries), South Africa, Canada and the United States of America Home Security operations ("International Operations") (all collectively called "the Company"). The background to the reorganization and acquisition is as follows:

  FAI Home Security (ENZED) Limited acquired all of the intangible assets, fixed assets and inventory, net of warranty provision from FAI Home Security
(NZ) Trust on April 30, 1997. The consideration for the acquisition was the issue of fully paid ordinary shares for the value of the intangibles, and a note payable ("NZ Note") of $208,894 for the net tangible assets acquired. FAI Home Security (NZ) Trust then sold these shares and the NZ Note to FAI Home Security Holdings Pty Ltd on June 30, 1997.

  The International Operations were acquired by FAI Home Security Holdings Pty Limited on March 31, 1997 from FAI Home Security (UK) Trust, FAI Home Security (Canada) Unit Trust and their subsidiaries FAI Home Security USA, Inc and FAI Home Security (AFRICA)(PROPRIETARY) Ltd (the "Cooper International Group").

  As part of the reorganization on June 30, 1997 HSI acquired from FAI Home Security Holdings Pty Ltd all of the shares of FAI Home Security Pty Limited and FAI Home Security (ENZED) Limited, plus the NZ Note and the inventory, fixed assets and intangible assets of the International Operations (the "International Assets") in exchange for the issue of 4,499,999 shares, the issue of a $911,892 note payable to FAI Home Security Holdings Pty Limited ("FAI Note") equivalent to the book value of assets acquired, being $641,138, plus $270,754, and a further note payable in the amount of $208,894 for the NZ Note.

  The main business activity of the Company, is the sale, service and monitoring of security alarm systems, which are sold via a distributor network to residential and small business premises in the countries of operations.

  The security alarm system, "SecurityGuard", and other major components are supplied exclusively by Ness Security Products Pty Limited, an unrelated company based in Sydney, Australia.

 b) Principles of Consolidation and Basis of Preparation--

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

  The acquisition was accounted for as a reorganization of entities under common control on an historic cost basis in a manner similar to a pooling of interests because the Company has the same shareholdings immediately after the acquisition that the predecessor entities had immediately prior to the acquisition.

  The consolidated statement of income for the year ended 30 June 1997 includes the financial statements of the Company and FAI Home Security (NZ) Limited and FAI Home Security (NZ) Trust as those entities were under common control. Three months of operations of International Operations have been included as being under common control, after the International Assets were acquired by FAI Home Security Holdings Pty Limited on March 31, 1997.

  The consolidated statement of cashflows for the year ended 30 June 1997 includes cashflows attributable to the Company (including entities under common control). Net operating assets not acquired from predecessor entities are excluded from net cash provided by operating activities.

                       HOME SECURITY INTERNATIONAL, INC.

  The financial statements for the years ended 30 June 1996 and 1995 incorporate the financial statements of the Company and FAI Home Security (NZ) Limited and FAI Home Security (NZ) Trust.

  All intercompany accounts and transactions have been eliminated.

 c) Cash and Cash Equivalents--

  Cash equivalents consist of short-term investments with maturities of three months or less and are stated at cost which approximates market.

 d) Foreign Currencies--

  The consolidated financial statements of the Company are translated into US dollars to reflect the local currency of the parent entity, Home Security International Inc. The assets and liabilities of the Company are translated at the balance sheet date exchange rate. The profit and loss items of the Company have been translated at the average exchange rates throughout each period. The resulting translation effects are reflected in shareholders' equity.

  The local currency of FAI Home Security (ENZED) Limited and its predecessor entities is New Zealand dollars and the local currency of FAI Home Security Pty Limited is Australian dollars.

 e) Use of Estimates--

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

 f) Income Taxes--

  The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS No. 109 "Accounting for Income Taxes") which requires an asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 g) Revenue Recognition--

  Revenue is recognized at the time of shipment of products and is shown net of returns and rebates. The Company warrants its products against defects in design, materials and workmanship for one year and provides a security call-out service for emergency response for five years. A provision for estimated future costs relating to warranty expenses and security call-outs is recorded when products are shipped. The Company also sells extended product warranties for periods of one to two years and the income derived is recognized on a straight-line basis over the life of the warranties.

 h) Allowance for Doubtful Accounts--

  Management reviews the collectibility of accounts receivable on a regular basis. Amounts, if any, which are determined to be uncollectible are provided for in the financial statements in the period such determination is made.

                       HOME SECURITY INTERNATIONAL, INC.

 i) Inventories--

  Inventories consist of wholesale stock and sales aids and are stated at the lower of cost (first-in, first-out method), or market.

 j) Plant and Equipment--

  Plant and equipment are recorded at cost. Maintenance and repairs are expensed in the period to which they relate. Depreciation on plant and equipment is calculated using the straight-line method over the following estimated useful lives of the assets:

                                                                          YEARS
                                                                          -----
        Furniture and fixtures...........................................    8
        Office equipment.................................................    8
        Plant............................................................    5
        Computer equipment...............................................  3.5
        Motor vehicles...................................................  6.5
        Leasehold improvements...........................................    3

 k) Research and Development--

  The Company has no significant research and development activities.

 l) Pension and Other Benefit Plans--

  The Company contributes to a pension plan on behalf of its employees. The pension plan is an accumulation fund and the Company has no liability to members under the plan. The Company has no other pension or other post-employment benefit plans.

 m) Intangible Assets--

  Intangible assets represent the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over twenty years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at June 30, 1997.

 n) Earnings per Share--

  Earnings per share for 1997 has been calculated by dividing net income by the weighted average number of shares of common shares outstanding in the year as if the Company had issued the common shares to FAI Home Security Holdings Pty Ltd as part of the reorganization as of the beginning of the year.

  Earnings per share for 1995 and 1996 have been calculated by dividing net income by the number of shares following the reorganization in 1997.

                       HOME SECURITY INTERNATIONAL, INC.

NOTE 2: NET SALES

                                                    YEAR ENDED JUNE 30
                                             ----------------------------------
                                                1995        1996        1997
                                                $US         $US         $US
                                             ----------  ----------  ----------
Direct retail sales.........................  5,773,208   1,366,926         --
Distributor sales........................... 15,452,646  25,053,110  33,183,267
Other.......................................    426,901     497,637     516,601
                                             ----------  ----------  ----------
Gross sales................................. 21,652,755  26,917,673  33,699,868
Less: returns and rebates...................   (215,430)   (216,751)   (235,273)
                                             ----------  ----------  ----------
Net sales................................... 21,437,325  26,700,922  33,464,595

NOTE 3: ACCOUNTS RECEIVABLE--TRADE

                                                                 JUNE 30
                                                            -------------------
                                                              1996       1997
                                                               $US       $US
                                                            ---------  --------
Accounts receivable........................................ 1,245,808   745,280
Less: allowances for doubtful accounts.....................  (146,075) (129,720)
                                                            ---------  --------
                                                            1,099,733   615,560

NOTE 4: INVENTORIES

                                                                    JUNE 30
                                                               -----------------
                                                                1996     1997
                                                                 $US      $US
                                                               ------- ---------
Wholesale stock............................................... 117,115   879,476
Sales aids.................................................... 222,487   397,628
                                                               ------- ---------
                                                               339,602 1,277,104

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                    JUNE 30
                                                               -----------------
                                                                1996     1997
                                                                 $US      $US
                                                               ------- ---------
Prepayments...................................................  50,620   210,556
Director's loan............................................... 105,432    14,076
Sundry debtors................................................ 595,374   224,826
                                                               ------- ---------
                                                               751,426   449,458

The Director's loan relates to costs incurred by FAI Home Security Pty Limited on behalf of Mr. Bradley Cooper, and was unsecured, repayable on demand and non-interest bearing.

                       HOME SECURITY INTERNATIONAL, INC.

NOTE 6: PLANT AND EQUIPMENT

                                                                JUNE 30
                                                          ---------------------
                                                            1996        1997
                                                             $US        $US
                                                          ---------  ----------
Furniture and fixtures...................................     3,098     168,457
Office equipment.........................................    11,966     157,051
Plant....................................................       --       47,607
Motor vehicles...........................................       --      164,884
Computer equipment.......................................     4,329     255,764
Leasehold improvements...................................       --      114,140
Less: Accumulated depreciation...........................    (6,687)    (38,332)
                                                          ---------  ----------
                                                             12,706     869,571

NOTE 7: INTANGIBLES

                                                                JUNE 30
                                                          ---------------------
                                                            1996        1997
                                                             $US        $US
                                                          ---------  ----------
Initial goodwill on investment........................... 2,086,864   2,086,864
Increment of goodwill.................................... 4,135,773   8,716,208
Amortization of goodwill.................................  (274,382)   (660,995)
                                                          ---------  ----------
                                                          5,948,255  10,142,077

  Goodwill represents the excess of the purchase price paid by the ultimate parent entity, FAI Insurances Limited, intermediate parent entities, such as FAI Home Security Holdings Pty Limited and FAI Home Security (Aust) Unit Trust, and Home Security International, Inc over the fair value of assets acquired when FAI Insurances Limited acquired its additional shareholding in FAI Home Security Holdings Pty Limited from Mr. Bradley Cooper in 1995, and the goodwill associated with the acquisition of the International Assets in March 1997. The goodwill includes additional consideration paid in 1996 and 1997, relating to the 1995 acquisition under the purchase agreement.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts reflected in the combined balance sheets for cash and cash equivalents, and accounts receivable and payable approximate their respective fair values due to the short maturities of those instruments.

NOTE 9: LEASE COMMITMENTS

  The operating lease commitments of the Company consist of property rentals and computer equipment leases. The property lease for the Sydney offices expired in July 1996 and continued on a month to month basis until commitments were signed to commence on April 1, 1997 for a 2.5 year period.

                                                                JUNE 30
                                                         ----------------------
                                                          1995    1996   1997
                                                           $US    $US     $US
                                                         ------- ------ -------
Payable not later than one year......................... 175,650 47,243 181,166
Payable later than one year but not later than two
 years..................................................  49,651 18,194 181,166
Payable later than two years but not later than three
 years..................................................  38,197  5,325 179,243
Payable later than three years but not later than four
 years..................................................  38,197    --  173,717
Payable later than four years but not later than five
 years..................................................  22,282    --  126,143
                                                         ------- ------ -------
                                                         323,977 70,762 841,435
                                                         ------- ------ -------

                       HOME SECURITY INTERNATIONAL, INC.

NOTE 10: SEGMENT INFORMATION

  The Company operates principally in one industry segment which includes the sale, service and monitoring of security alarm systems. The Company's area of operations is principally in Australia and New Zealand with start-up operations in the United Kingdom, Canada, USA and South Africa. No single customer accounts for more than 10% of the Company's revenues. Information about the Company's operations split by geographic location is shown below.

                                                       JUNE 30
                                           ----------------------------------
                                              1995        1996        1997
                                              $US         $US         $US
                                           ----------  ----------  ----------
Net Sales:
  Australia............................... 17,358,783  21,937,533  22,488,078
  New Zealand.............................  4,078,542   4,763,389  10,327,184
  United Kingdom..........................                            547,083
  South Africa............................                                --
  Canada..................................                            102,250
  United States...........................                                --
                                           ----------  ----------  ----------
  Total net sales......................... 21,437,325  26,700,922  33,464,595
Income (loss) from operations before
 related party royalty payment:
  Australia...............................  3,012,295   3,707,419   3,956,520
  New Zealand.............................  1,104,208   1,553,032   2,839,174
  United Kingdom..........................                             90,175
  South Africa............................                             (8,481)
  Canada..................................                            (40,400)
  United States...........................                            (52,120)
                                           ----------  ----------  ----------
                                            4,116,503   5,260,451   6,784,868
less related party royalty................ (1,989,371) (2,750,468) (3,647,376)
                                           ----------  ----------  ----------
                                            2,127,132   2,509,983   3,137,492
Income (Loss) from Operations:
  Australia...............................  1,393,175   1,448,608   1,457,489
  New Zealand.............................    733,957   1,061,375   1,690,829
  United Kingdom..........................                             90,175
  South Africa............................                             (8,481)
  Canada..................................                            (40,400)
  United States...........................                            (52,120)
                                           ----------  ----------  ----------
                                            2,127,132   2,509,983   3,137,492
Capital expenditure:
  Australia...............................     43,632      70,701     856,205
  New Zealand.............................                              9,696
  United Kingdom..........................                                --
  South Africa............................                                --
  Canada..................................                             43,648
  United States...........................                                --
                                           ----------  ----------  ----------
                                               43,632      70,701     909,549

                       HOME SECURITY INTERNATIONAL, INC.

                                                             JUNE 30
                                                 -------------------------------
                                                   1995       1996       1997
                                                    $US       $US        $US
                                                 --------- ---------- ----------
Depreciation:
  Australia.....................................    12,350     11,192     36,453
  New Zealand...................................                           3,757
  United Kingdom................................                             --
  South Africa..................................                             --
  Canada........................................                           2,225
  United States.................................                             --
                                                 --------- ---------- ----------
                                                    12,350     11,192     42,435
Amortization:                                       47,884    226,498    391,925
Identifiable Assets:
  Australia..................................... 5,248,481  6,528,704 14,892,968
  New Zealand................................... 1,192,778  6,485,114    430,468
  United Kingdom................................                         418,863
  South Africa..................................                          24,368
  Canada........................................                         183,631
  United States.................................                           6,434
                                                 --------- ---------- ----------
                                                 6,441,259 13,013,818 15,956,732
  Corporate Assets.............................. 1,229,501    369,837        118
                                                 --------- ---------- ----------
                                                 7,670,760 13,383,655 15,956,850

  Identifiable assets are those assets that are identified with the operation in each geographic area. Corporate assets are principally cash and short-term deposits.

NOTE 11: INCOME TAX

  The actual income tax expense attributable to net income differed from the amounts computed by applying the local federal tax rate to net income/(loss) before taxes as a result of the following:

                                                            JUNE 30
                                                  -----------------------------
                                                   1995      1996       1997
                                                    $US       $US        $US
                                                  -------  ---------  ---------
Expected income tax expense at statutory rates... 723,473    940,639  1,351,883
Tax effect of permanent and other differences:
  Over provision for income tax in prior years... (21,192)      (862)    (8,538)
  Non-deductible expenses and other items........  12,820     32,854    145,535
  Amortization of goodwill.......................  17,238     81,539    141,093
  Change in tax rates in deferred tax benefits...  (9,816)       --         --
                                                  -------  ---------  ---------
                                                  722,523  1,054,170  1,629,973

  The tax expense is split between:

    Current...................................... 643,893    699,653  1,711,286
    Deferred.....................................  78,630    354,517    (81,313)

                       HOME SECURITY INTERNATIONAL, INC.

  Tax losses have been purchased by FAI Home Security Pty Limited at June 30, 1996 from FAI Home Security Holdings Pty Limited and FAI Insurances Limited for $110,202 and $766,344 respectively. These tax losses were utilized during the financial year.

                                                                  JUNE 30
                                                              ----------------
                                                               1996     1997
                                                                $US      $US
                                                              -------  -------
Deferred tax assets are comprised of timing differences on:
  Provisions not currently deductible for tax purposes for:
    Doubtful debts...........................................  35,803   46,982
    Warranty................................................. 124,203  118,293
    Security call-out........................................ 143,860  126,563
    Extended warranty........................................  14,946  172,550
    Other ...................................................  72,122   60,851
  Sundry accruals............................................  23,546   29,638
  Quarantined overseas expenses..............................  70,345      --
  Tax losses carried forward.................................   8,903      --
  Prepayments................................................ (18,223)  (5,484)
                                                              -------  -------
Net deferred tax assets...................................... 475,505  549,393

NOTE 12: RELATED PARTY TRANSACTIONS

  FAI Finance Corporation (NZ) Limited, FAI Home Security (NZ) Trust, FAI Home Security (NZ) Limited and FAI Home Security (ENZED) Limited are related by the majority holding of the ultimate parent entity, FAI Insurances Limited as of June 30, 1997.

  FAI Home Security (UK) Trust and FAI Home Security (Canada) Unit Trust were formerly related to FAI Home Security Pty Limited by the ultimate holdings of the ultimate parent entity, FAI Insurances Limited. In November 1995, the trusts were acquired by Bradley D. Cooper. On March 31, 1997 FAI Home Security Holdings Pty Ltd. acquired all of the intangible assets, inventories and fixed assets of these trusts and their subsidiaries FAI Home Security USA, Inc. and FAI Home Security (AFRICA)(Proprietary) Limited.

  Interest has been charged on all amounts due to or payable from all related parties with the exception of the amount payable to FAI Home Security Pty Limited by its previous parent, FAI Home Security Holdings Pty Limited, which was non-interest bearing. Interest has been charged in arrears at an annualized commercial rate on a monthly balance.

  Management fees charged to or received from related parties are an apportionment of overhead costs incurred by the relevant related entity. FAI Home Security Pty Limited incurs staff and administration costs, whereas a related entity FAI Finance Corporation (NZ) Limited incurred costs to administer the New Zealand customer loans book.

  During the years ended June 30, 1995, 1996 and 1997 royalties were paid to the ultimate parent entity, FAI Insurances Limited, for naming rights in relation to all business conducted by the Company. The basis of royalty payments was 6% of the final retail value of sales made by the Company entities and its distributors. Pursuant to the Reorganization and the IPO becoming effective, no further royalties will be charged for the use of the FAI trade name from July 1, 1997.

                       HOME SECURITY INTERNATIONAL, INC.

  FAI General Insurances Ltd., a subsidiary of FAI Insurances Ltd., leases office space to FAI Home Security Pty Limited at a commercial rate.

                                                              JUNE 30
                                                   -----------------------------
                                                     1995      1996      1997
                                                      $US       $US       $US
                                                   --------- --------- ---------
Amounts due from related parties:
Current Assets:
  FAI Home Security Holdings Pty Limited.......... 2,609,651 1,465,364 2,025,455
  FAI Finance Corporation (NZ) Ltd. ..............       --  2,877,353       --
  FAI Secure Home Finance Pty Limited.............    66,004    37,343       --
                                                   --------- --------- ---------
                                                   2,675,655 4,380,060 2,025,455
Non Current Assets:
  FAI Secure Home Finance Pty Limited.............       --        --     24,366

  The above loans are unsecured, bear interest at the Westpac Bank indicator rate and are repayable on demand, with the exception of FAI Home Security Holdings Pty Limited. Loans to FAI Home Security Holdings Pty Limited were non-interest bearing until June 30, 1997, but bear interest since that date. The loan to FAI Home Security Holdings Pty Limited at June 30, 1997 is net of a note payable to that company in respect of the acquisition of tangible and intangible assets of the Cooper International Group (the FAI note). The loan to FAI Home Security Holdings Pty Limited was repaid in full on July 31, 1997.

                                                             JUNE 30
                                                  -----------------------------
                                                    1995      1996      1997
                                                     $US       $US       $US
                                                  --------- --------- ---------
Net income is stated after the following items:
Interest on direct advances to:
  FAI Insurances Limited.........................       --     47,625    60,046
Royalty fees paid to:
  FAI Insurances Limited......................... 1,989,371 2,750,468 3,647,376
Interest on loans received from:
  FAI Finance Corporation (NZ) Ltd...............       --     75,087   755,613
Management fees paid to:
  FAI Finance Corporation (NZ) Ltd...............       --     43,628    58,394
Management fees received from:
  FAI Home Security Holdings Pty Limited.........       --        --    559,002
  FAI Home Security (UK) Trust...................    74,198       --        --
  FAI Home Security (Canada) Unit Trust..........   140,977       --        --
  FAI Secure Home Finance Pty Limited............   106,180       --        --
Office rentals paid to:
  FAI General Insurances Ltd.....................   150,652   218,613   213,240
Computer rentals paid to:
  FAI Home Security Holdings Pty Limited.........    76,923    96,925    92,937

NOTE 13: STOCK OPTION PLANS

 The Company has two stock option plans.

  1997 Stock Option Plan. The Company has adopted the 1997 Stock Option Plan (the "1997 Plan"), under which the Compensation Committee may grant options to purchase up to an aggregate of 750,000 shares of Common Stock to management, employees and advisors of the Company. The 1997 Plan provides for the grant of stock options ("Options"), including incentive stock options within the meaning of Section 422 of the United

                       HOME SECURITY INTERNATIONAL, INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

States Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory stock options that do not qualify as stock options under Section 422 of the Code ("Non-Statutory Options"). Subsequent to June 30, 1997, the Company issued 250,000 Options to Bradley D. Cooper, exercisable at a rate of 20% per year commencing on the first anniversary date of the IPO, at an exercise price of $10.00 per share. In addition, subsequent to June 30, 1997, the Company issued an additional 250,000 Options for issuance to key employees of the Company, other than Bradley D. Cooper, which are also exercisable at a rate of 20% per year commencing on the first anniversary date of the effective date of the Company's IPO, at an exercise price of $10.00 per share.

  1997 Non-Employee Director Stock Option Plan. The Company has adopted the 1997 Non-Employee Director Stock Option Plan (the "Director Plan"), under which 50,000 share of Common Stock have been authorized for issuance. Upon the closing of the Company's IPO, all non-employee directors received options to purchase 5,000 shares of Common Stock at $10.00 per share under the Director Plan. On the day after each annual meeting of the shareholders of the Company, provided that he or she then continues to serve as a member of the Board of Directors, all non-employee directors will receive options to purchase an additional 2,500 shares of Common Stock at an exercise price equivalent to the market price of the stock on the date of such grant. All such grants will be Non-Statutory Options. Subsequent to June 30, 1997, 20,000 options were issued to non-executive directors. The options granted under the Director Plan are exercisable beginning six months from the date of grant.

NOTE 14: POST BALANCE SHEET EVENTS

  a) Home Security International, Inc. (HSI) issued a prospectus dated July 15, 1997 for the sale of 2,400,000 shares of Common Stock, $.001 par value, at an initial public offering (IPO) price of $10.00 per Share. 250,000 shares were to be issued by HSI, and 2,150,000 Shares were to be sold by FAI Home Security Holdings Pty Ltd ("FAI" or the "Selling Shareholder"), a wholly owned subsidiary of FAI Insurances Ltd. ("FAI Insurance"). This initial public offering was successfully completed, and the underwriters exercised their right to make an overallotment of 150,500 shares of Common Stock at the $10.00 issue price. Neither the share issue nor net proceeds since received of $4,005,000 less costs of the IPO and underwriting commission paid totalling 649,684, have been reflected in these financial statements. FAI sold an additional 200,000 shares, so that its shareholding was reduced from 100% of the issued capital prior to the IPO to approximately 41.7%. HSI successfully applied for listing of the Common Stock on the American Stock Exchange and was granted the symbol "HSI".

  b) A condition precedent for the public offering on July 15, 1997 was the sale of 250,000 shares of Common Stock of the Company to Bradley D. Cooper at the initial public offering price of $10.00 for a total purchase price of $2,500,000, payable $125,000 in cash and the balance in the form of a promissory note payable. This transaction took place immediately prior to the IPO and, has not been reflected in these financial statements.

  c) The following sets forth the effect of the initial public offering (IPO) and the sale to Bradley D. Cooper on consolidated Shareholders' Equity:

                          CAPITAL STOCK
                              ISSUED                              CAPITAL STOCK,
                         ----------------                           ADDITIONAL
                            ($.001 PAR    ADDITIONAL                 PAID-IN
                              VALUE)       PAID-IN     SECURED       CAPITAL
                          SHARES   AMOUNT  CAPITAL       NOTE      SECURED NOTE
                         --------- ------ ----------  ----------  --------------
BALANCE, JUNE 30, 1997.. 4,500,000 4,500  10,238,691         --     10,243,191
Issue of shares to
 public.................   400,500   400   4,004,600         --      4,005,000
Issue of shares to
 Bradley D. Cooper......   250,000   250   2,499,750  (2,375,000)      125,000
Less share issue costs..       --    --     (649,684)        --       (649,684)
                         --------- -----  ----------  ----------    ----------
BALANCE, JULY 15, 1997.. 5,150,500 5,150  16,093,357  (2,375,000)   13,270,399
                         --------- -----  ----------  ----------    ----------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees of
FAI Home Security (Canada) Unit Trust and FAI Home Security (UK) Trust ("Cooper International Group"):

  We have audited the accompanying combined statements of income, changes in shareholders' equity and cash flows of Cooper International Group for the nine months ended March 30, 1997, for the year ended June 30, 1996 and for the period from date of declaration to June 30, 1995. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in Australia, which are substantially similar to generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Cooper International Group and its cash flows for the nine months ended March 30, 1997, the year ended June 30, 1996 and for the period from date of declaration to June 30, 1995, in conformity with generally accepted accounting principles in the United States of America.


                                          Arthur Andersen

Sydney, NSW
September 22, 1997

                           COOPER INTERNATIONAL GROUP

                         COMBINED STATEMENTS OF INCOME

                                                                   NINE MONTHS
                                                       YEAR ENDED     ENDED
                                          PERIOD ENDED  JUNE 30     MARCH  30
                                          JUNE 30 1995    1996         1997
                                  NOTE        $US         $US          $US
                                  ----    ------------ ----------  ------------
Net sales........................   2         876,693   1,750,028    1,397,997
Cost of goods sold...............            (446,246) (1,028,583)    (770,155)
                                           ----------  ----------   ----------
Gross profit.....................             430,447     721,445      627,842
General and administrative
 expenses
  --other........................          (2,378,947) (3,199,590)  (1,140,054)
  --related party................   6(a)     (206,344)        --           --
  --FAI Group....................   6(b)          --          --      (560,172)
                                           ----------  ----------   ----------
Income (loss) from operations....          (2,154,844) (2,478,145)  (1,072,384)
Interest income..................                 --        7,927        6,514
Interest expense-FAI Group.......   6(b)          --          --      (290,997)
                                           ----------  ----------   ----------
Income (loss) before taxes.......          (2,154,844) (2,470,218)  (1,356,867)
Income tax expense...............   5             --          --           --
                                           ----------  ----------   ----------
Net income (loss)................          (2,154,844) (2,470,218)  (1,356,867)
                                           ==========  ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                           COOPER INTERNATIONAL GROUP

                        COMBINED STATEMENTS OF CASHFLOWS

                                                                       NINE
                                          PERIOD ENDED YEAR ENDED  MONTHS ENDED
                                            JUNE 30     JUNE 30      MARCH 30
                                              1995        1996         1997
                                              $US         $US           $US
                                          ------------ ----------  ------------
Cashflow from operating activities
  Net Income (Loss)......................  (2,154,844) (2,470,218)  (1,356,867)
  Adjustments to reconcile net income
   (loss) to net cash from operating
   activities:
  Depreciation...........................      11,307      45,847       21,119
  Provision for losses on accounts
   receivable............................      15,810     129,602      123,773
  (Increase) decrease in operating
   assets:
  Accounts receivable--trade.............    (184,230)    (38,558)    (366,219)
  Inventories............................    (347,800)   (115,504)      15,026
  Prepaid expenses and other assets......     (11,645)   (114,911)     (21,051)
  Increase (decrease) in operating
   liabilities:
  Accounts payable.......................     281,256     143,349      206,385
  Accrued liabilities....................      56,501       2,928       82,066
                                           ----------  ----------   ----------
Net cash used in operating activities....  (2,333,645) (2,417,465)  (1,295,768)
                                           ----------  ----------   ----------
Cashflow from investing activities
  Proceeds from sale of plant and
   equipment.............................         --          --         8,472
  Additions to plant and equipment.......    (152,878)    (15,475)     (19,569)
                                           ----------  ----------   ----------
Net cash used in investing activities....    (152,878)    (15,475)     (11,097)
                                           ----------  ----------   ----------
Cashflow from financing activities
  Increase (decrease) in bank overdraft..         --       20,943          --
  Provided by (payments on) FAI Group
   debt..................................         --    1,655,291      805,179
  Receipts from related parties..........     355,971     425,908      481,752
  Capital subscribed.....................   2,207,436     344,598          --
                                           ----------  ----------   ----------
Net cash provided by financing
 activities..............................   2,563,407   2,446,740    1,286,931
                                           ----------  ----------   ----------
Net increase/(decrease) in cash held.....      76,884      13,800      (19,934)
                                           ----------  ----------   ----------
Cash at the beginning of the financial
 year....................................         --       69,982       82,214
Effect of exchange rate change on cash
 held....................................      (6,902)     (1,568)      (2,074)
                                           ----------  ----------   ----------
Cash at the end of the period............      69,982      82,214       60,206
                                           ----------  ----------   ----------
Supplemental disclosures of cash flow
 information:
Interest paid............................         --          --       290,997
Income taxes paid........................         --          --           --


   The accompanying notes are an integral part of these financial statements

                           COOPER INTERNATIONAL GROUP

             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   FOREIGN
                                                  CURRENCY                    TOTAL
                            TRUST    TRUST UNITS TRANSLATION ACCUMULATED  SHAREHOLDERS'
                          SETTLEMENT   ISSUED      RESERVE     LOSSES        EQUITY
                          ---------- ----------- ----------- -----------  -------------
October 14, 1994........         15    690,446         --           --        690,461
March 28, 1995..........  1,516,975                                         1,516,975
Foreign currency
 translation adjustment.                            (5,871)                    (5,871)
Net loss 1995...........                                     (2,154,844)   (2,154,844)
                          ---------    -------     -------   ----------    ----------
Balance June 30, 1995...  1,516,990    690,446      (5,871)  (2,154,844)       46,721
Foreign currency
 translation adjustment.                           (24,080)                   (24,080)
Forgiveness of debt.....    344,598                                           344,598
Net loss 1996...........                                     (2,470,218)   (2,470,218)
                          ---------    -------     -------   ----------    ----------
Balance June 30, 1996...  1,861,588    690,446     (29,951)  (4,625,062)   (2,102,979)
Foreign currency
 translation adjustment.                           (64,301)                   (64,301)
Net loss nine months to
 March 1997.............                                     (1,356,867)   (1,356,867)
                          ---------    -------     -------   ----------    ----------
Balance March 30, 1997..  1,861,588    690,446     (94,252)  (5,981,929)   (3,524,147)
                          =========    =======     =======   ==========    ==========




   The accompanying notes are an integral part of these financial statements

                           COOPER INTERNATIONAL GROUP

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 a) Nature of Business--

  FAI Home Security (UK) Trust was declared in Manchester, England on March 28, 1995 and FAI Home Security (Canada) Unit Trust was declared in Toronto, Canada on October 14, 1994.

  The main business activity of FAI Home Security (UK) Trust and FAI Home Security (Canada) Unit Trust, collectively "the Group", is the sale, service and monitoring of security alarm systems, which are sold via a distributor network to residential and small business premises in North America, Europe and South Africa.

  The security alarm system, "SecurityGuard", and other major components are supplied exclusively by Ness Security Products Pty Ltd, an unrelated company based in Sydney, Australia.

 b) Principles of Consolidation and Combined Statements--

  The two entities are subsidiaries of the current ultimate beneficiary, Cooper Investment Trust. Accordingly, the accompanying financial statements have been presented on a combined basis, and include the consolidated accounts of FAI Home Security (UK) Trust, and its wholly-owned subsidiary, FAI Home Security (Africa) Pty Ltd, and the consolidated accounts of FAI Home Security (Canada) Unit Trust, and its wholly-owned subsidiary, FAI Home Security (USA) Inc.

  All intercompany accounts and transactions have been eliminated.

  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

 c) Net Income/(Loss) per Common Share--

  There has been no calculation of Net Income/(Loss) per common share because of the combined group structure.

 d) Foreign Currencies--

  The combined financial statements of the Group are translated into US dollars to reflect the local currency of the proposed ultimate parent entity, Home Security International Inc. The profit and loss items of the Group have been translated at the average exchange rates throughout each period. The resulting translation effects are reflected in shareholders' equity.

  The local currency of FAI Home Security (UK) Trust is British Pound Sterling, the local currency of FAI Home Security (Canada) Unit Trust is Canadian dollars, and the local currency of FAI Home Security (Africa) Pty Ltd is South African Rand. FAI Home Security (USA) Inc. reports its financial statements in United States dollars.

 e) Use of Estimates--

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

 f) Income Taxes--

  The group accounts for income taxes under Statement of Financial Accounting standards (SFAS No. 109 "Accounting for Income Taxes") which requires an asset and liability method of accounting for income taxes.

                           COOPER INTERNATIONAL GROUP

Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 g) Revenue Recognition--

  Revenue is recognized at the time of shipment of products and is shown net of returns and rebates.

 h) Allowance for Doubtful Accounts--

  Management reviews the collectibility of accounts receivable on a regular basis. Amounts, if any, which are determined to be uncollectible are provided for in the financial statements in the period such determination is made.

 i) Plant and Equipment--

  Plant and equipment are recorded at cost. Maintenance and repairs are expensed in the period to which they relate. Depreciation on plant and equipment is calculated using the straight-line method with the exception of Canada which uses the declining balance method for all assets except leasehold improvements, over the following estimated useful lives:

                                                           UNITED KINGDOM CANADA
                                                               YEARS      YEARS
                                                           -------------- ------
      Furniture and fixtures..............................        4           5
      Office equipment....................................        4           5
      Plant...............................................        4         --
      Computer equipment..................................      --         3.33
      Motor vehicles......................................        4         --
      Leasehold improvements..............................      --            5

 j) Research and Development--

  The Group has no significant research and development activities.

 k) Pension and Other Benefit Plans--

  The Group has no pension or other post-employment benefit plans.

NOTE 2: NET SALES

                                                                        NINE
                                                  PERIOD     YEAR      MONTHS
                                                   ENDED     ENDED      ENDED
                                                  JUNE 30   JUNE 30   MARCH 30
                                                   1995      1996       1997
                                                    $US       $US        $US
                                                  -------  ---------  ---------
Direct retail sales.............................. 377,983    539,845     88,626
Distributor sales................................ 513,368  1,251,325  1,330,031
Other............................................     --      12,996      1,834
                                                  -------  ---------  ---------
Gross sales...................................... 891,351  1,804,166  1,420,491
Less: returns and rebates                         (14,658)   (54,138)   (22,494)
                                                  -------  ---------  ---------
Net sales........................................ 876,693  1,750,028  1,397,997

                           COOPER INTERNATIONAL GROUP

NOTE 3: LEASE COMMITMENTS

                                                           JUNE 30    MARCH 30
                                                        ------------- --------
                                                         1995   1996    1997
                                                         $US    $US     $US
                                                        ------ ------ --------
Operating leases exist for the premises and motor
 vehicles in Canada and United Kingdom.
The future minimum payments on operating leases are as
 follows:
  Payable no later than one year....................... 21,004 45,163  53,620
  Payable later than one year but not later than two
   years............................................... 14,988 35,836  39,124
  Payable later than two years but not later than three
   years...............................................  5,749  7,688  13,081
  Payable later than three years but not later than
   four years..........................................    --     --      --
  Payable later than four years but not later than five
   years...............................................    --     --      --
                                                        ------ ------ -------
                                                        41,741 88,687 105,825

                           COOPER INTERNATIONAL GROUP

NOTE 4: SEGMENT INFORMATION

  The Group operates principally in one industry segment which includes the sale, service and monitoring of security alarm systems. The Group's area of operations includes Canada, South Africa, United Kingdom and United States and no single customer accounts for more than 10% of the Group's revenues. Information about the Group's operations split by geographic location is shown below.

                                                                        NINE
                                               PERIOD       YEAR       MONTHS
                                               ENDED       ENDED       ENDED
                                              JUNE 30     JUNE 30     MARCH 30
                                                1995        1996        1997
                                                $US         $US         $US
                                             ----------  ----------  ----------
Net Sales:
  --United Kingdom..........................    386,639     698,508     960,847
  --South Africa............................        --          --       23,975
  --Canada..................................    490,054     999,268     437,647
  --United States...........................        --       52,252      34,148
                                             ----------  ----------  ----------
                                                876,693   1,750,028   1,456,617
less: Eliminations                                  --          --      (58,620)
                                             ----------  ----------  ----------
Total Net Sales.............................    876,693   1,750,028   1,397,997
Operating Profit/(Loss):
  --United Kingdom.......................... (1,606,332) (1,995,479)   (597,883)
  --South Africa............................        --          --       (3,917)
  --Canada..................................   (548,512)   (429,911)   (391,521)
  --United States...........................        --      (52,755)    (79,063)
                                             ----------  ----------  ----------
                                             (2,154,844) (2,478,145) (1,072,384)
less: Eliminations                                  --          --          --
                                             ----------  ----------  ----------
Total Operating Profit/(Loss)............... (2,154,844) (2,478,145) (1,072,384)
Capital Expenditure
  --United Kingdom..........................     91,042      10,350         --
  --South Africa............................        --          --          661
  --Canada..................................        --          --       18,908
  --United States...........................        --          --          --
                                             ----------  ----------  ----------
                                                 91,042      10,350      19,569
Depreciation
  --United Kingdom..........................      5,371      28,280       8,800
  --South Africa............................        --          --          --
  --Canada..................................      5,936      17,567      12,319
  --United States...........................        --          --          --
                                             ----------  ----------  ----------
                                                 11,307      45,847      21,119

                           COOPER INTERNATIONAL GROUP

NOTE 5: INCOME TAXES

  The Group has estimated, unconfirmed income tax loss carry forwards available to offset future taxable income, the tax benefit of which has not been recorded in these financial statements, expiring as follows (using the balance sheet date exchange rate):

                                                         JUNE 30
                                                   ------------------- MARCH  30
                                                     1995      1996      1997
                                                      $US       $US       $US
                                                   --------- --------- ---------
      2002........................................ 2,154,997 2,154,997 2,154,997
      2003........................................       --  2,470,150 2,470,150
      2004........................................       --        --  1,356,867
                                                   --------- --------- ---------
                                                   2,154,997 4,625,147 5,982,014

  These income tax losses are not available to the Home Security International, Inc.

NOTE 6: RELATED PARTY TRANSACTIONS

 (a) RELATED PARTY TRANSACTIONS

  FAI Home Security (UK) Trust and FAI Home Security (Canada) Unit Trust were related to FAI Home Security Holdings Pty Limited by the ultimate holdings of the ultimate parent company FAI Insurances Ltd. until November 11, 1995 at which time the trusts were sold to entities related to Mr. Cooper.

                                                           JUNE 30     MARCH 30
                                                       --------------- --------
                                                        1995    1996     1997
                                                         $US     $US     $US
                                                       ------- ------- --------
Portion of debt forgiven by FAI Home Security
 Holdings Pty Limited to--
FAI Home Security Trust..............................      --  344,598     --

  The debt forgiven by FAI Home Security Holdings Pty Limited was part of the total consideration for the sale of international operations that occurred on November 15, 1995.

Management fees paid to FAI Home Security Pty Limited
 by--
FAI Home Security (UK) Trust.........................   71,283     --      --
FAI Home Security (Canada) Trust.....................  135,061     --      --

  The management fees relate to an apportionment of costs incurred by FAI Home
Security Pty Limited on behalf of FAI Home Security (UK) Trust and FAI Home
Security (Canada) Unit Trust.

 (b) TRANSACTIONS WITH FAI GROUP

  On November 11, 1995 the FAI Group sold its interest in the International
Group to Mr. Cooper at which time the international group ceased to be related to the FAI Group. FAI Home Security Holdings Pty Limited contracted to provide management services to the International Group at market rates. The loans outstanding from the International Group to FAI Home Security Holdings Pty
Limited became interest bearing after the sale carrying an interest rate of 10% per annum.

                                                           JUNE 30     MARCH 30
                                                       --------------- --------
                                                        1995    1996     1997
                                                         $US     $US     $US
                                                       ------- ------- --------
Management fees received by FAI Home Security
 Holdings Pty Limited
 from--
FAI Home Security (UK) Trust.........................      --      --  448,138
FAI Home Security (Canada) Trust.....................      --      --  112,034

                           COOPER INTERNATIONAL GROUP

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


  The management fees relate to an apportionment of costs incurred by FAI Home Security Holdings Pty Limited on behalf of FAI Home Security (UK) Trust and FAI Home Security (Canada) Unit Trust.

                                                              JUNE 30  MARCH 30
                                                             --------- --------
                                                             1995 1996   1997
                                                             $US  $US    $US
                                                             ---- ---- --------
Interest paid to FAI Home Security Holdings Pty Limited by:
FAI Home Security (UK) Trust................................ --   --   238,246
FAI Home Security (Canada) Trust............................ --   --    52,751

  The interest was charged on the balance of the loans outstanding from FAI Home Security Holdings Pty Limited from June 30, 1996.

NOTE 7: POST BALANCE SHEET EVENTS

  The Group has entered into the International asset purchase agreement with FAI Home Security Holdings Pty Limited. Under the agreement FAI Home Security Holdings Pty Limited has agreed to purchase from the Group all of its intangible and tangible assets, (including but not limited to inventories, fixed assets, licences, goodwill but excluding accounts receivable) in exchange for a cash payment of approximately $2,784,431 as at March 31, 1997.

NOTE 8: CONTINGENT LIABILITIES

  In the United Kingdom an estimated 400 alarm units have been sold with an extended warranty period of 10 years by a distributor of FAI Home Security (UK) Trust. FAI Home Security (UK) Trust has undertaken with the Office of Fair Trading to honor this warranty in full.

  The Company's historical experience with these warranties has been that less than 10% of units sold will require a service call outside the normal 12 month warranty period. Based upon these assumptions 400 units at the maximum service cost of US$70 per visit over the 10 year period would give rise to a potential liability of $28,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

  The executive officers and directors of the Company and their ages as of June 30, 1997 are as follows:

               NAME           AGE                     POSITION
               ----           ---                     --------
      Bradley D. Cooper        38 Chairman of the Board of Directors, Chief
                                   Executive Officer
      Terrence J. Youngman     44 President
      Robert D. Appleby        47 Executive Vice President of International
                                   Business Development
      Mark Whitaker            30 Chief Financial Officer, Treasurer,
                                   Executive Vice President of Finance
      Geoffrey D. Knowles      32 Executive Vice President of Marketing
      Felicity A. Hilbert      27 Executive Vice President of Operations
      Timothy M. Mainprize     47 Director
      Steven A. Rothstein      46 Director
      Steven Rabinovici(1)(2)  45 Director
      Dennis J. Puleo(1)(2)    51 Director

--------
(1) Member of Audit Committee
(2) Member of Compensation Committee

  Mr. Bradley D. Cooper is the founder of the Company and has been its Chief Executive Officer since its inception in 1985. Mr. Cooper became Chairman of the Board of the Company in 1997. Mr. Cooper is also a director and major shareholder of the Phoenix Leisure Group Pty Ltd, which holds the Australian license for Rossignol Skis. He is the founding director and major shareholder of Theme Products Pty Ltd, which holds exclusive licenses to manufacture, market and distribute children's furniture in Australia for such childhood favorites as Warner Bros. (Looney Tunes), Sesame Street, and Thomas the Tank Engine. He is Chairman of Vision Publishing Pty Ltd, a business publishing and conference company, as well as being a director of the Elizabethan Theatre Trust (of which Her Majesty Queen Elizabeth II is patron).

  Mr. Terrence J. Youngman is the President of the Company responsible for management of all senior departmental managers and overall Company operations, a position he has held since 1996. Mr. Youngman served as General Manager from 1995 to 1996 and Finance Administration Manager from 1992 to 1995. In 1991 and 1992 Mr. Youngman served as a Finance Accountant for Furniture Australia (BTS Subsidiaries).

  Mr. Robert D. Appleby is the Executive Vice President of International Business Development for the Company and has served in this position since 1993. His responsibilities include the recruitment, training, development and motivation of the Company's distributors in Australia and overseas. Prior to his present position, Mr. Appleby served as the Company's International Sales Director.

  Mr. Mark Whitaker is the Company's Chief Financial Officer, Treasurer and Executive Vice President of Finance and has served in this capacity since December 1996. In 1995 and 1996, Mr. Whitaker served as Assistant General Manager, from 1993 to 1995 as a Group Accountant and from 1992 to 1993 as a Financial Accountant for the Company. Prior to his employment with the Company, Mr. Whitaker was employed by Hewlett Packard (in England) as a financial accountant from 1991 to 1992.

  Mr. Geoffrey D. Knowles has served as Executive Vice President of Marketing for the Company since 1994. Mr. Knowles is responsible for the development and implementation of all sales and marketing material, training programs and internal competitions for all sales personnel. Mr. Knowles served as Assistant General Manager of the Company in 1993 to 1994 and National Sales Manager during 1993. From 1986 to 1992 Mr. Knowles was the Managing Director of Knowles Enterprises Pty. Ltd., a company which sold electrical appliances.

  Ms. Felicity A. Hilbert has served as the Company's Executive Vice President of Operations, responsible for the operational management of the Company, the Customer Service department and the Extended Services department in Australia and overseas, since 1996. From 1994 to 1996 Ms. Hilbert served as the International Operations Manager and from 1993-1994 served as Distributor Relations Manager and National Administration Manager. From 1992 to 1993 Ms. Hilbert served as an Administrative Assistant for the Company's Melbourne branch. Ms. Hilbert was employed by Tilt Lift Equipment Pty. Ltd., a company which specializes in providing commercial construction products and services from 1988 to 1992.

  Mr. Timothy M. Mainprize was elected a director of the Company in April 1997, and was appointed as a director of FAI in January 1995. Mr. Mainprize had been with FAI Insurance since 1988 and was appointed a director of FAI Insurance in 1993. Mr. Mainprize is Chief Financial Officer of FAI Insurance. He is also responsible for the Information Technology and is a member of the Investment Committee of FAI Insurance.

  Mr. Steven Rothstein was elected a director of the Company in April 1997. He became a member of the Board of National Securities Corporation in May 1995 and was appointed Chairman on August 1, 1995. He is also the Chairman, CEO, President and a director of Olympic Cascade Financial Corporation, the parent company of National. From 1979 through 1989, Mr. Rothstein was a registered representative and limited partner at Bear Stearns and Company, Inc. in Chicago, Illinois and Los Angeles, California. From 1989 to 1992, Mr. Rothstein was a Senior Vice President in the Chicago office of Oppenheimer and Company, Inc. In December 1992 he joined Rodman and Renshaw, Inc., a Chicago-based broker/dealer, serving as Managing Director, and joined H.J. Meyers, Inc., a New York Stock Exchange member firm in March 1994. Mr. Rothstein is a 1972 graduate of Brown University, Providence, Rhode Island. Presently, Mr. Rothstein is a board member of American Craft Brewing International Limited, Gateway Data Sciences, Inc., New World Coffee, Inc., SigmaTron International, Inc. and Vita Food Products, Inc. Mr. Rothstein has been designated by National as its director nominee pursuant to rights granted to National in the Underwriting Agreement relating to the IPO.

  Mr. Steven Rabinovici was elected a director of the Company in April 1997. He has been Chairman of the Board and Chief Executive Officer of Complete Management, Inc. ("CMI"), since December 28, 1995. From December 31, 1992 through December 27, 1995 he was the President, Chief Executive Officer and a director of CMI. From July 1990 through December 31, 1992, he was an independent health care and business consultant. On July 21, 1992, MEBE Enterprises, Inc., the owner and operator of a single Roy Rogers fast food restaurant, filed for protection under Chapter 11 of the Bankruptcy Code. Mr. Rabinovici was a founder and principal of MEBE Enterprises, Inc. Earlier in his career, Mr. Rabinovici had more than 10 years experience in hospital administration, including approximately two years as associate administrator of Brookdale Hospital Medical Center, a 1,000 bed teaching hospital, and two years as the administrator of the Division of Psychiatry, Cornell University New York Hospital. Mr. Rabinovici has a Bachelors degree from City University of New York, Brooklyn College, a Masters degree in Public Health from Columbia University School of Public Health and a Juris Doctorate degree from New York Law School.

  Mr. Dennis Puleo was elected a director of the Company in April 1997. He has worked as a real estate agent for Century 21 since 1991 and holds real estate licenses in Florida and Massachusetts. During this time, Mr. Puleo has also worked as an independent consultant in the areas of sales, marketing and franchising.

STAGGERED BOARD OF DIRECTORS

  Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes of directors serving staggered three-year terms.

  Class I Directors. The following people serve as Class I directors with their term expiring in 1998: Steven A. Rothstein and Steven Rabinovici.

  Class II Directors. The following people serve as Class II directors with their term expiring in 1999: Timothy M. Mainprize and Dennis J. Puleo.

  Class III Directors. The following person serves as a Class III director with his term expiring in 2000: Bradley D. Cooper.

  All directors of each class hold their positions until the annual meeting of shareholders held during the year in which the terms of the directors in such class expire, or until their respective successors are elected and qualified.

COMPENSATION OF DIRECTORS

  Non-employee directors receive $10,000 annual compensation and are reimbursed for out-of-pocket expenses incurred in attending each committee or board meeting. Upon the closing of the Company's IPO, each non-employee director received, pursuant to the 1997 Non Employee Director Stock Option Plan, options to purchase 5,000 shares of the Company's Common Stock at an exercise price of $10.00 per share. Thereafter, pursuant to the Plan commencing with the 1997 Annual Meeting of Stockholders, each non-employee director will be granted options to purchase 2,500 shares of Common Stock at an exercise price equal to the closing market price on the date of such meeting. All options will be exercisable six months after the effective date of grant of said options and expire on the fifth anniversary of such date.

DIRECTORS COMMITTEES

  The Board of Directors has established an Audit Committee and a Compensation Committee, each consisting exclusively of non-employee directors. The Audit Committee is responsible for recommending to the Board of Directors the engagement of the independent auditors of the Company and reviewing with the independent auditors the scope and results of the audits, the internal accounting controls of the Company, audit practices and the professional services furnished by the independent auditors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for officers of the Company, and is also responsible for administering the 1997 Employee Stock Option Plan.

EXECUTIVE EMPLOYMENT AGREEMENTS

 Executive Employment Agreements Prior to IPO

  Prior to the IPO, the Company had agreements for the period July 1, 1996 to June 30, 1997 with Messrs. Bradley D. Cooper, David Appleby and Geoffrey Knowles relating to their employment or other affiliation with the Company. These agreements are described below. Each of the agreements has been superseded by an employment agreement which became effective upon completion of the IPO. See "Executive Employment Agreement After IPO" below.

  Pursuant to a management agreement between FAI Home Security Pty Ltd. and Speakeasy Pty Ltd. ("Speakeasy"), a company beneficially owned by Mr. Cooper, Mr. Cooper received, on a monthly basis, a commission of approximately $19.25 for each sale of a Security Guard product within Australia and New Zealand to a member of the public (provided the product has not been returned by the consumer and no refund of purchase price has been made). Speakeasy bears all of Mr. Cooper's business expenses including rent, administrative support and travel costs, and the Company is not obligated to pay or reimburse Mr. Cooper for any out-of-pocket expenses while he is on Company business. The total remuneration received by Speakeasy for the twelve month period ended June 30, 1997 was approximately $692,192. See Item 13--"Certain Relationships and Related Transactions--Transactions Involving Bradley D. Cooper."

  The executive employment agreement with Mr. Appleby provided that he would receive no base salary. Instead, Mr. Appleby received, on a monthly basis, a commission of approximately $13 for each sale of a SecurityGuard product within Australia and New Zealand to a member of the public (provided the product has not been returned by the consumer and no refund of purchase price has been made) and a bonus for reaching specified unit sale targets. For the twelve months ended June 30, 1997, Mr. Appleby received remuneration, based on the number of units sold, of $474,564 and a bonus of $78,170.

  The executive employment agreement with Mr. Knowles provided that Mr. Knowles would receive a base salary of approximately $97,713, plus the use of a fully maintained motor vehicle. Pursuant to the agreement, Mr. Knowles was also entitled to a bonus based upon the achievement of sales targets. This bonus was calculated based on $1.58 per unit on unit sales exceeding 7500 per quarter and $4.70 per unit on unit sales exceeding 8750 in any quarter. For the twelve months ended June 30, 1997, Mr. Knowles received a bonus, based on the number of units sold, of $173,500.

  Mr. Youngman's agreement provided for a base salary of $120,222 and did not entitle him to any bonus.

 Executive Employment Agreement After IPO

  Certain executive employment agreements, which became effective upon the completion of the IPO and continue through June 30, 2000, have been executed with the Company by the following key executives: Messrs. Bradley D. Cooper, Terrence J. Youngman, David Appleby, Mark Whitaker and Geoffrey Knowles and Ms. Felicity Hilbert.

  The executive employment agreement with Mr. Cooper provides that he shall receive a base salary of $700,000 per year plus a bonus equivalent to 10% of Net Profit After Tax ("NPAT"), as calculated prior to his bonus entitlement. In addition, Mr. Cooper may receive an additional bonus, as may be determined by the Company's Board of Directors and its Compensation Committee. Mr. Cooper bears all expenses including rent, administrative support and travel costs and the Company is not obligated to pay or reimburse Mr. Cooper for any out of pocket expenses incurred while he is on Company business. Mr. Cooper is eligible to receive stock options in accordance with the Company's 1997 Stock Option Plan or any other executive stock option plan as may be established from time to time by the Company's board of directors. The total remuneration received by Mr. Cooper is reviewed by the Company's Compensation Committee on an annual basis, and is subject to adjustment based on such review. In the event of termination during the first three years of the agreement, the Company must pay to Mr. Cooper an amount equal to Mr. Cooper's total remuneration (exclusive of bonuses) received or earned during the 12 month period preceding such termination.

  Messrs. Appleby and Knowles' executive employment agreements provide for them to receive certain commissions per alarm unit sold. The terms of such agreements are substantially similar to those of the executive employment agreements in effect before the effective date of the IPO, and also allow Messrs. Appleby and Knowles to participate in the Company's 1997 Stock Option Plan or any other executive stock option plan as may be established from time to time by the Company's board of directors. They may also be paid a bonus. The total remuneration, including any bonus, received by Messrs. Appleby and Knowles under their respective agreements is reviewed by the Company's Compensation Committee on an annual basis, and is subject to adjustment based on such review.

  The executive employment agreements for Messrs. Whitaker and Ms. Hilbert are similar to the executive employment agreement with Messrs. Cooper, Appleby and Knowles, with the exception that they do not receive a commission on each alarm unit sold. Mr. Youngman's executive employment agreement is substantially similar to his employment agreement in effect before the IPO (i.e., providing for a base salary while he receives no entitlement to a fixed bonus).

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the compensation paid by the Company to the Chief Executive Officer and to the other executive officers of the Company whose total annual salary and bonus for the year ended June 30, 1997 exceeded $100,000 (together, the "Named Executive Officers"). The salaries listed below are annualized.

                           SUMMARY COMPENSATION TABLE

                                                        LONG-TERM
                                   ANNUAL COMPENSATION COMPENSATION
                                   -------------------    STOCK
NAME AND PRINCIPAL POSITION         YEAR     SALARY      OPTIONS      BONUS
---------------------------        ------------------- ------------ ----------
Bradley D. Cooper(1)..............   1997 US$  692,192       0               0
 Chairman of the Board and Chief
  Executive Officer                  1996 US$   59,708
Terry J. Youngman.................   1997 US$  120,227       0               0
 President                           1996 US$  120,227
Robert D. Appleby(1)..............   1997 US$  474,564       0      US$ 78,170
 Executive Vice-President of         1996 US$  113,826              US$ 78,860
  International Business
  Development
Geoffrey D. Knowles(1)............   1997 US$   97,713       0      US$173,500
 Vice President of Marketing         1996 US$  110,693

--------
(1) On July 1, 1996, Messrs. Cooper, Appleby and Knowles agreed with the Company to change their compensation packages to provide for a bonus commission for each alarm unit sold by the Company. This significantly increased the compensation packages for these individuals for fiscal 1997. In addition, such officers signed new employment agreements effective with July 1997 IPO. See Item 10--Directors and Executive Officers of the Registrant "--Executive Employment Agreements".

STOCK COMPENSATION PLANS

  1997 Stock Option Plan. The Company has adopted the 1997 Stock Option Plan (the "1997 Plan"), under which the Compensation Committee may grant options to purchase up to an aggregate of 750,000 shares of Common Stock to management, employees and advisors of the Company. The 1997 Plan provides for the grant of stock options ("Options"), including incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory stock options that do not qualify as stock options under
Section 422 of the Code ("Non-Statutory Options"). The Company has issued 250,000 Options to Bradley D. Cooper, exercisable at a rate of 20% per year commencing on the first anniversary date of the IPO, at an exercise price of $10.00 per share. In addition, the Company has issued an additional 250,000 Options for issuance to key employees of the Company, other than Bradley D. Cooper, which are also exercisable at a rate of 20% per year commencing on the first anniversary date of the effective date of the Company's IPO, at an exercise price of $10.00 per share. Specifically, the Company issued Messrs. Youngman, Whitaker and Ms. Hilbert 90,000, 80,000 and 80,000 options, respectively, immediately after the Company's IPO.

  1997 Non-Employee Director Stock Option Plan. The Company has adopted the 1997 Non-Employee Director Stock Option Plan (the "Director Plan"), under which 50,000 shares of Common Stock have been authorized for issuance. Upon the closing of the Company's IPO, all four non-employee directors received options to purchase 5,000 shares of Common Stock at $10.00 per share under the Director Plan. Commencing with the first annual meeting of shareholders following the IPO, all non-employee directors continuing to serve as such will receive, on the day following each annual meeting, options to purchase an additional 2,500 shares of Common Stock at an exercise price equivalent to the market price of the stock on the date of such grant. All such grants will be Non-Statutory Options. The options granted under the Director Plan are exercisable beginning six months from the date of grant.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of September 15, 1997 by
(i) each executive officer of the Company, (ii) each director of the Company or nominee for director, (iii) all executive officers and directors as a group, and (iv) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock.

                                                   BENEFICIAL OWNERSHIP
                                                   PRIOR TO OFFERING(1)
                                                   ----------------------
                                                    NUMBER OF
                                                     SHARES      PERCENT
                                                   ------------ ---------
EXECUTIVE OFFICERS AND DIRECTORS
Bradley D. Cooper(2)..............................      250,000      4.9%
 Level 7, 77 Pacific Highway
 North Sydney, NSW 2060 Australia
Terrence J. Youngman(3)...........................            0        0
Robert D. Appleby.................................            0        0
Mark Whitaker(3)..................................            0        0
Geoffrey D. Knowles...............................            0        0
Felicity A. Hilbert(3)............................            0        0
Steven Rabinovici(4)..............................            0        0
Timothy M. Mainprize(4)(5)........................            0        0
Dennis J. Puleo(4)................................            0        0
Steven A. Rothstein(4)............................            0        0
All executive officers and directors as a group
 (10 persons).....................................      250,000      4.9%
FIVE PERCENT SHAREHOLDERs
FAI Home Security Holdings Pty Ltd.(5)............    2,150,000     41.7%
 Level 7, 77 Pacific Highway
 North Sydney, NSW 2060 Australia
Robertson, Stephens & Company Investment
 Management L.P.(6)...............................      818,900     15.9%
 555 California St. Suite 2600
 San Francisco, CA 94194

--------
  *Less than one percent.
(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting power and sole investment power with respect to all the shares beneficially owned.
(2) Does not include options granted to Mr. Cooper for 250,000 shares of Common Stock, none of which are exercisable within 60 days of this filing. See "Management--Stock Compensation Plans".
(3) Does not include options for an aggregate of 250,000 shares of Common Stock granted to Messrs. Youngman, Whitaker and Hilbert of 90,000, 80,000 and 80,000 respectively, none of which will be exercisable within 60 days of this filing. See "Management--Stock Compensation Plans".
(4) Does not include options granted to non employee directors of 5,000 per individual director, none of which are exercisable within 60 days of this filing.
(5) Controlled by FAI Insurance, a publicly traded company in Australia with American Depository Receipts traded on the New York Stock Exchange. Mr. Mainprize is a director and Chief Financial Officer of FAI Insurance.
(6) Includes 622,600 shares held of record by The Robertson Stephens Orphan Fund of which Robertson, Stephens & Co. Investment Management, L.P. and Bayview Investors, Ltd. are the General Partners, 136,300 shares held of record by The Robertson Stephens Orphan Offshore Fund of which Robertson, Stephens & Co. Investment Management, L.P. is the General Partner, and 60,000 shares held of record by the Robertson Stephens Global Low-Priced Stock Fund of which Robertson Stephens & Co. Investment Management L.P. is investment adviser. Based on information filed on Schedule 13D dated as of July 23, 1997.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during fiscal 1997, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS INVOLVING BRADLEY D. COOPER

  Prior to September 1994, FAI Insurance acquired 50% of the stock of FAI from Bradley D. Cooper. On September 5, 1994 and June 1, 1995 FAI Insurance acquired from Mr. Cooper an additional 4.18% and 5.98% of FAI, respectively, for approximately $2,552,000. Further, on June 1, 1995, FAI Insurance acquired from Mr. Cooper the remaining 39.84% of FAI (including the operations outside Australia and New Zealand) which it did not already own. The agreement was set out in a letter dated June 1, 1995 and more fully documented in agreements dated November 11, 1995 and April 24, 1996. The agreements provided for a purchase price of approximately $6,280,800 payable over 49 months (subject to downward adjustment in the event certain Earnings Before Interest and Taxes
(EBIT) targets were not achieved). By May 1997, the purchase price was paid in full by FAI. As a result of these transactions, FAI became a wholly owned subsidiary of FAI Insurance.

  On November 11, 1995, Mr. Cooper through the Cooper International Group (See "Certain Transactions--Purchase of International Assets") acquired the FAI operations outside of Australia and New Zealand for $220. At the time of acquisition by Mr. Cooper, the operations outside Australia and New Zealand were indebted to FAI for approximately $2.0 million. Pursuant to the purchase agreement, this intercompany debt was assumed by the Cooper International Group and was converted to a fixed term loan bearing interest at 10% and repayable by November 11, 1997.

  Since November 11, 1995 the loan by FAI to the Cooper International Group has increased by approximately $850,000 representing interest charges and charges for management services provided by FAI to the Cooper International Group. The balance of the loan outstanding at June 30, 1996 and June 30, 1997 were $2,012,472 and $2,845,560, respectively.

  On March 31, 1997 FAI Home Security Holdings Pty Limited reacquired from Mr. Cooper the International Assets. See "Certain Transactions--Purchase of International Assets". FAI's purchase of the International Assets did not include the amount due under the fixed term loan to FAI and the right to repayment was not transferred by FAI to the Company in connection with the Reorganization or otherwise.

  On July 1, 1996, FAI entered into a management agreement with Speakeasy Pty Limited (as the trustee for the Speakeasy Investment Trust, of which Bradley D. Cooper is the primary beneficiary), whereby the services of Mr. Cooper were made available to the Company. In exchange for services provided, Speakeasy Pty Limited was paid a commission of approximately $19.25 on each alarm unit sold by the Company. For the fiscal year ended June 30, 1997, the Company paid to Speakeasy Pty Limited approximately $692,192. This management agreement terminated on the closing of the Company's IPO and was replaced by an employment agreement between the Company and Mr. Cooper. See Item 10 "Directors and Executive Officers of the Registrant--Executive Employment Agreements".

  On July 15, 1997 Mr. Cooper purchased 250,000 shares of the Company's Common Stock at $10.00 per share. Five percent (5%) of the purchase price for the shares was paid by Mr. Cooper in cash and the remainder was paid through a five-year note to the Company bearing interest at 7.0% per annum, payable semi-annually, secured by the shares purchased. The note is repayable on the fifth anniversary of its issuance. The interest payable on the note is due on a full recourse basis.

  During the years ended June 30, 1996 and 1997, the Company made certain personal loan advances to Mr. Cooper. These loan advances were on a non-interest bearing basis and repayable on demand. The balance of these personal loans on June 30, 1996 and on June 30, 1997 were $105,432 and $14,076, respectively.

TRANSACTIONS WITH FAI INSURANCE

  The Company leases from FAI General Insurances Limited, a subsidiary of FAI Insurance, approximately 661 square meters of office space for its principal executive and operational offices located at Levels 7 and 3, 77 Pacific Highway, North Sydney NSW 2060. Under the terms of the agreement, the Company pays an annual rent of AUD$380 (approximately US$298) per square meter per annum. See Item 2 "Properties".

  Prior to the Reorganization, the Company had an existing royalty agreement with FAI Insurance which provided for the payment of royalty commissions for each alarm unit sold for the use of the "FAI" name and logo. For the fiscal years ended June 30, 1995, June 30, 1996 and June 30, 1997 the royalty fee paid by the

Company to FAI Insurance was $1,989,371, $2,750,468 and 3,697,376,
respectively. Pursuant to the Reorganization, the Company terminated the old agreement with FAI Insurance and entered into the no cost License Agreement with FAI Insurance for the use of the "FAI" name and logo. See Item 1 "Business--The Reorganization".

  Pursuant to the Reorganization, the Company assumed the FAI Note and the NZ Note, both non-interest bearing notes payable within 30 days of the Company's IPO. As of the date of this Prospectus, both the FAI Note and the NZ Note were paid in full by the Company following the IPO.

  From time to time the Company entered into intercompany loan transactions with other companies within the FAI Group. The balance of these inter-company loans as of June 30, 1995, 1996 and 1997 amounted to $2,675,655, $4,380,060, and $2,025,427, respectively.

PURCHASE OF INTERNATIONAL ASSETS

  On March 31, 1997, FAI acquired substantially all of the assets of Bradley D. Cooper's international operations (the "International Assets") owned by Mr. Cooper, including assets held by a Canadian Trust, FAI Home Security (CANADA) Unit Trust, and a United Kingdom trust, FAI Home Security (UK) Trust, (which include operations in Belgium, the Netherlands and Germany) and their respective United States and South African corporate subsidiaries, FAI Home Security USA, Inc. and FAI Home Security (AFRICA) (PROPRIETARY) Ltd., respectively (collectively, the "Cooper International Group"). Pursuant to an Asset Purchase Agreement, to which each member of the Cooper International Group was a party, the Cooper International Group sold to FAI all of its intangible assets, inventories and fixed assets for the purchase price of approximately $2.8 million. The intangible assets purchased included a license from FAI to distribute the SecurityGuard product worldwide outside Australia and New Zealand, including Belgium, the Netherlands, Germany, Canada, the United Kingdom, South Africa and the United States. Prior to the IPO, the Company acquired the International Assets from FAI pursuant to the Share Purchase Agreement. See Item 1 "Business--The Reorganization".

THE REORGANIZATION

  During April 1997, the Board of Directors and sole stockholder of the Company approved the Reorganization which was implemented prior to the Company's IPO. For a description of the transactions comprising the Reorganization, see Item 1 "Business--The Reorganization". In addition, prior to the Reorganization and the IPO of the Company, the Company, through its predecessor entities, made a final dividend distribution to FAI totalling approximately $5,876,224 (including a partial return of capital of $581,928). As a result of the Company's restatement of its financial statements in accordance with Generally Accepted Accounting Principles to reflect all entities under "common control", the dividend is reflected in the Company's financial statements as of June 30, 1997, even though actually paid prior to the Reorganization by the Company's predecessor entities. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operation," and Item 8 "Financial Statements and Supplementary Data--Home Security International Inc.'s Consolidated Statements of Income for the year ended June 30, 1997".

TRANSACTIONS BETWEEN FAI INSURANCE AND NATIONAL

  In April 1997, FAI Insurance loaned $200,000 to Steven A. Rothstein, a director of the Company and the Chairman of National Securities Corporation, pursuant to a promissory note bearing interest at 12% per annum. In May 1997, FAI Overseas Investments Pty Limited, an affiliate of FAI Insurance ("FAI Overseas"), loaned Olympic Cascade Financial Corporation ("Olympic"), of which Mr. Rothstein is chairman and which is the parent company of National, approximately $900,000 in exchange for an 18-month promissory note bearing interest at 15% and the issuance to FAI Overseas of a warrant to acquire 30,000 shares of Olympic common stock. This $900,000 note was paid in full on September 17, 1997.

TRANSACTION POLICY

  All future transactions, including loans, between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) Documents Filed With This Report:

    1. Financial Statements. The financial statements filed as a part of this report are listed in Item 8, "Financial Statements and Supplementary Data," herein.

    2. Financial Statement Schedules. There are no financial statement schedules filed as part of this report, since the required information is included in the financial statements, including notes thereto, or the circumstances requiring inclusion of such schedules are not present.

    3. Exhibits. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-
  K. As used in the list of Exhibits below, "Registrant" refers to Home Security International, Inc.

EXHIBIT INDEX.

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
  2.1      Share Purchase Agreement between the Company and FAI
  2.2      Asset Purchase Agreement between FAI Home Security Holdings New
            Zealand Limited and FAI Home Security (ENZED) Limited
  2.3      NZ Share Sale Agreement between FAI Home Security Holdings New
            Zealand Limited and FAI
  2.4      Trade Mark License Agreement with FAI
  3.1(1)   Certificate of Incorporation
  3.2(1)   Bylaws of Registrant
  4.2(1)   Form of Registrant's Common Stock Certificate
 10.1      1997 Stock Option Plan
 10.2      1997 Non-Employee Directors' Stock Option Plan
 10.3(1)   International Asset Purchase Agreement between FAI and Cooper
            International Group
 10.4      Manufacturing Agreement between FAI Home Security Pty Ltd., and Ness
 10.5      Executive Service Agreement with Bradley D. Cooper
 10.7      Employment Agreement, dated July 15, 1997, between the Company and
            Terrance J. Youngman
 10.8      Employment Agreement, dated July 15, 1997, between the Company and
            Robert D. Appleby
 10.9      Employment Agreement, dated July 15, 1997, between the Company and
            Mark Whitaker
 10.10     Employment Agreement, dated July 15, 1997, between the Company and
            Geoffrey D. Knowles
 10.11     Employment Agreement, dated July 15, 1997, between the Company and
            Felicity A. Hilbert.
 10.12(1)  Option Agreement Between Bradley D. Cooper and FAI Insurances
            Limited. (FAI Insurance's purchase of 10.16% of FAI Home Security
            Holdings Pty Ltd. from Bradley D. Cooper).
 10.13(1)  Sale Agreement between Bradley D. Cooper, FAI Insurances Ltd, FAI
            Home Security Holding Pty Ltd. and Kamarasi Pty Ltd. (FAI
            Insurance's purchase of 39.84% of FAI Home Security Holdings Pty.
            Ltd. from Bradley D. Cooper).
 10.14(1)  Management Services Agreement with Speakeasy Ltd.
 10.15     Promissory Note Payable to Bradley D. Cooper
 10.16     FAI Note
 10.17     ENZED Note
 21(1)     List of Subsidiaries
 27.1      Financial Data Schedule--Home Security International Group (Fiscal
            Year Ended June 30, 1996)
 27.2      Financial Data Schedule--Cooper International Group (Nine Months
            Ended March 31, 1997)

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26399), as amended, filed with the Securities Exchange Commission on July 14, 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Home Security International, Inc.,
                                           (Registrant)

                                                 /s/ Bradley D. Cooper
                                          By: _________________________________
                                                     Bradley D. Cooper
                                               Chairman and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

Date: September 29, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Bradley D. Cooper          Chairman and Chief Executive  September 29, 1997
____________________________________  Officer (Principal
         Bradley D. Cooper            Executive Officer)

        /s/ Mark Whitaker            Chief Financial Officer,      September 29 1997
____________________________________  Executive Vice President of
           Mark Whitaker              Finance and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

    /s/ Timothy M. Mainprize         Director                      September 29, 1997
____________________________________
        Timothy M. Mainprize

     /s/ Steven A. Rothstein         Director                      September 29, 1997
____________________________________
        Steven A. Rothstein

      /s/ Steve Rabinovici           Director                      September 29, 1997
____________________________________
          Steve Rabinovici

       /s/ Dennis J. Puleo           Director                      September 29, 1997
____________________________________
          Dennis J. Puleo