Form 10-Q
period 1997-09-30
HOME SECURITY INTERNATIONAL INC
filed 1997-11-14
CIK 1038262

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

              For the quarterly period ended September 30, 1997,

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                            Commission File Number

                                ---------------

                       HOME SECURITY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                         98-0169495
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation of organization)                          Identification No.)

      Level 7, 77 Pacific Highway
      North Sydney, NSW Australia                                2060
(Address of principal executive offices)                      (Zip Code)

                             (011)(612) 9936-2424
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

 Number of Shares of Common Stock Outstanding on November 14, 1997: 5,150,500

================================================================================

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS


                                                     June 30,      September 30,
                                                   -----------------------------
                                                       1997            1997
                                           NOTE        $US             $US
                                         ---------------------------------------
ASSETS                                              (Audited)        (Unaudited)
------
Current assets
  Cash and cash equivalents                                118        6,350,555
  Accounts receivable--related party                 2,025,455          336,618
  Accounts receivable--trade, net            3         615,560        1,003,254
  Inventories                                4       1,277,104        1,857,369
  Prepaid expenses and other current assets            449,458          688,488
                                                   ----------------------------
    Total current assets                             4,367,695       10,236,284
                                                   ----------------------------

Non-current assets
  Plant and equipment, net                   6         869,571          885,219
  Intangibles, net                           7      10,142,077       10,007,039
  Deferred income taxes                                549,393          646,059
  Other non-current assets                               3,748            3,611
  Receivable--related party                             24,366           10,767
                                                   ----------------------------
    Total non-current assets                        11,589,155       11,552,695
                                                   ----------------------------
    Total assets                                    15,956,850       21,788,978
                                                   ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Bank overdraft                                        31,795                0
  Payables--trade                                    4,018,147        3,912,255
  Accrued liabilities                                1,105,612          995,014
  Lease liability                                       19,068           16,668
  Income tax payable                                   467,961        1,402,879
  Deferred income                                      479,307          399,967
                                                   ----------------------------
    Total current liabilities                        6,121,890        6,726,783
                                                   ----------------------------
Non-current liabilities
  Lease liability                                       44,877           38,816
  Accrued liabilities                                        0           57,541
  Deferred income                                            0          238,123
                                                   ----------------------------
    Total non-current liabilities                       44,877          334,480
                                                   ----------------------------
    Total liabilities                                6,166,767        7,061,263
                                                   ============================

Shareholders' equity
  Preferred stock $.001 value; 1,000,000
    shares authorized, none outstanding
  Common stock $.001 value; 20,000,000
    shares authorized; 1997: 5,150,500
    June 30, 1997 (1996: 4,500,000)
    shares outstanding                                   4,500            5,150
  Additional paid-in capital                 5      10,238,691       16,111,311
  Secured Note                                               0       (2,375,000)
  Foreign currency translation reserve                (406,534)        (402,613)
  Related earnings (accumulated losses)                (46,574)       1,388,867
                                                   ----------------------------
    Total shareholders' equity                       9,790,083       14,727,715
                                                   ----------------------------
    Total liabilities and shareholders'
      equity                                        15,956,850       21,788,978
                                                    ===========================

   The accompanying notes are an integral part of these financial statements

      HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1996            1997
                                           NOTE        $US             $US
                                         ---------------------------------------
Net Sales                                    2       7,676,556       11,048,697
Cost of goods sold
  --related party                                     (880,228)               0
  --other                                           (4,586,427)      (6,325,736)
                                                   ----------------------------
Gross profit                                         2,209,900        4,722,961

Management fees received--related parties              (13,918)               0
General and administrative expenses                 (1,387,929)      (2,498,647)
                                                   ----------------------------
Income from operations                                 808,053        2,224,314

Interest income--related party                         112,481                0
               --other                                  25,695           90,010
Interest expenses--other                                (3,778)               0
                                                   ----------------------------
Income before taxes                                    942,451        2,314,324
Income tax expense                                    (343,617)        (878,882)
                                                   ----------------------------
Net income                                             598,834        1,435,442
                                                   ============================
Net income per common share                        $      0.13       $     0.28

   The accompanying notes are an integral part of these financial statements

    HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1996            1997
                                                       $US             $US
                                                --------------------------------
Cashflow from operating activities
  Net income                                           598,834        1,435,442
  Adjustments to reconcile net income to net
    cash from operating activities
  Depreciation                                           1,830           54,910
  Amortization of goodwill                              97,009          142,880
  Deferred taxes and income tax payable                219,109          835,253
  Provision for losses on accounts receivable          (16,133)         170,427
  (Increase) decrease in operating assets:
  Accounts receivable--trade                           (15,889)        (580,746)
  Inventories                                          (59,525)        (615,442)
  Prepaid expenses and other assets                   (518,655)        (247,210)
  Increase (decrease) in operating liabilities:
  Accounts payable                                     418,823           41,837
  Accrued liabilities                                   27,676          163,206
                                                   ----------------------------
Net cash provided by operating activities              753,079        1,400,557
                                                   ----------------------------

Cashflow from investing activities
  Short term loans (granted), repayments received      225,722         (197,420)
  Additions to plant and equipment                        (927)        (101,163)
  Receipt/(payments) from/(to) related parties        (878,980)       1,590,066
                                                   ----------------------------
Net cash provided by/(used in) investing activities   (654,185)       1,291,483
                                                   ----------------------------

Cashflow from financing activities
  Capital subscribed                                         0        4,130,000
  Share issue costs                                          0         (432,262)
  Decrease in bank overdraft                                 0          (30,626)
                                                   ----------------------------
Net cash (provided by) financing activities                  0        3,667,112
                                                   ----------------------------
Net increase/(decrease) in cash held                    98,894        6,359,152
                                                   ----------------------------

Cash at the beginning of the financial period          369,837              118
Effect of exchange rate change on cash held              4,608           (8,715)
                                                   ----------------------------
Cash at the end of the financial period                473,339        6,350,555
                                                   ============================

Supplemental disclosure of cash flow information:
Interest paid                                            3,778                0
Income taxes paid                                            0                0

   The accompanying notes are an integral part of these financial statements

    HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN
                             SHAREHOLDERS' EQUITY

                                                                                          Foreign
                              Capital Stock Issued       Additional                       Currency      Retained        Total
                              ---------------------       Paid-in         Secured       Translation     Earnings     Shareholders'
                               Shares        Amount        Capital          Note          Reserve    Unappropriated     Equity
                              ----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997        4,500,000       4,500      10,238,691               0      (406,534)      (46,574)      9,790,083

Foreign currency translation
  adjustment                                                                                3,921                         3,921

Additional paid-in-capital      400,500         400       4,004,600                                                   4,005,000

Issue of shares to Bradley
  D. Cooper                     250,000         250       2,499,750      (2,375,000)                                    125,000

Less share issue costs                                     (631,730)                                                   (631,730)

Net Income July-September 97                                                                          1,435,441       1,435,441
                              ----------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997   5,150,500       5,150      16,111,311      (2,375,000)     (402,613)    1,388,867      14,727,715

   The accompanying notes are an integral part of these financial statements

        HOME SECURITY INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

a)   Principles of Consolidation and Basis of Preparation--

     The consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 30, 1997 consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income, consolidated statement of changes in shareholders' equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods have been made.

     The financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended June 30, 1997 and the footnotes thereto included in the Company's Annual Report on Form 10-K.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

     The consolidated statement of income for the quarter ended 30 September 1996 includes the financial statements of the Company and FAI Home Security (NZ) Limited and FAI Home Security (NZ) Trust as those entities were under common control. It does not include the financial statements of the Cooper International Group which was acquired on March 31, 1997.

     All intercompany accounts and transactions have been eliminated.

b)   Net Income per Common Share--

     Net income per common share for 1997 has been calculated by dividing net income by the weighted average number of common shares outstanding in the quarter. Fully diluted earnings per share has been computed based on the assumption that all stock options have been exercised, and are not materially different from primary earnings per share.

     Weighted average number of shares outstanding for the three months ended:

                                 September 30, 1996     September 30, 1997
                Primary              4,500,000              5,050,423
                Fully diluted        4,500,000              5,163,995

     Net income per common share for 1996 has been calculated by dividing net income by the number of shares outstanding following the reorganization in 1997.

c) Stock Option plan --

     The Company accounts for its stock option plans (the "Option Plans") in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, which became effective in 1996, allows entities to continue to apply the provisions of APB Opinion No. 25 and require pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has determined that the net income per common share would not be materially affected by the provision of FASB Statement No.123.


                                    Three Months Ended September 30,
                                    --------------------------------
                                            1996           1997
                                            $US            $US
                                    --------------------------------
Distributor sales                       7,617,751       10,878,651
Other                                      95,782          239,163
                                    --------------------------------
Gross sales                             7,713,533       11,117,814
Less: returns and rebates                 (36,977)         (69,117)
                                    --------------------------------
Net sales                               7,676,556       11,048,697


NOTE 3: ACCOUNTS RECEIVABLE-TRADE

                                          June 30,     September 30,
                                    --------------------------------
                                            1997           1997
                                            $US            $US
                                    --------------------------------
Accounts Receivable                       745,280        1,298,832
Less allowances for doubtful debts       (129,720)        (295,578)
                                    --------------------------------
                                          615,560        1,003,254

NOTE 4: INVENTORIES

                                          June 30,     September 30,
                                    --------------------------------
                                            1997           1997
                                            $US            $US
                                    --------------------------------
Wholesale stock                           879,476        1,517,628
Sales aids                                397,628          339,741
                                    --------------------------------
                                        1,277,104        1,857,369

NOTE 5: SECURED NOTE

     The Company has issued 250,000 shares at par value $0.001 to Bradley D. Cooper in exchange for cash of $125,000 and the issue of a 5 year 7.0% semi-annual interest bearing note secured by the shares issued to the value of $2,375,000.

NOTE 6: PLANT AND EQUIPMENT

                                                    June 30,       September 30,
                                                --------------------------------
                                                       1997            1997
                                                       $US             $US
                                                --------------------------------
Furniture and fixtures                               168,457          170,660
Office equipment                                     157,051          193,735
Plant                                                 47,607            4,003
Motor vehicles                                       164,884          154,338
Computer equipment                                   255,764          330,206
Leasehold improvements                               114,140          115,231
Less: Accumulated depreciation                       (38,332)         (82,954)
                                                   ----------------------------
                                                     869,571          885,219

NOTE 7: INTANGIBLES

                                                    June 30,       September 30,
                                                --------------------------------
                                                       1997            1997
                                                       $US             $US
                                                --------------------------------
Initial goodwill                                    2,086,864        2,086,864
Increment of goodwill                               8,716,208        8,716,208
Amortization of goodwill                             (660,995)        (796,033)
                                                   ----------------------------
                                                   10,142,077       10,007,039


NOTE 8: STOCK OPTION PLANS

     The Company has two stock option plans.

     1997 Stock Option Plan. The Company has adopted the 1997 Stock Option Plan (the "1997 Plan"), under which the Compensation Committee may grant options to purchase up to an aggregate of 750,000 shares of Common Stock to management, employees and advisers of the Company. The 1997 Plan provides for the grant of stock options ("Options"), including incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory stock options that do not qualify as stock options under Section 422 of the Code ("Non-Statutory Options"). On July 15, 1997, the Company issued 250,000 Options to Bradley D. Cooper, exercisable at a rate of 20% per year commencing on the first anniversary date of the IPO, at an exercise price of $10.00 per share. In addition, on July 15, 1997, the Company issued an additional 250,000 Options to key employees of the Company, other than Bradley D. Cooper, which are exercisable at a rate of 20% per year commencing on the first anniversary date of the effective date of the Company's IPO, at an exercise price of $10.00 per share.

     1997 Non-Employee Director Stock Option Plan. The Company has adopted the 1997 Non-Employee Director Stock Option Plan (the "Director Plan"), under which 50,000 shares of Common Stock have been authorized for issuance. Upon the closing of the Company's IPO, all non-employee directors received options to purchase 5,000 shares of Common Stock at $10.00 per share under the Director Plan. On the day after each annual meeting of the shareholders of the Company, provided that he or she continues to serve as a member of the Board of Directors, all non-employee directors will receive options to purchase an additional 2,500 shares of Common Stock at an exercise price equivalent to the market price of the stock on the date of such grant. All such grants will be non-Statutory Options. On July 15, 1997, 20,000 options were issued to non-executive directors. The options granted under the Director Plan are exercisable beginning six months from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

REVENUE: Total revenue increased by $3.4 million or 44% from $7.7 million for the three months ended September 30, 1996 to $11.0 million for the three months ended September 30, 1997. The increase in revenues is due to several factors.

Sales revenue in the Australia/New Zealand market increased by 30% from $7.7 million for the three months ended September 30, 1996 to $10.0 million for the three months ended September 30, 1997. This increase in revenue was attributable to an increase in unit sales of 28% from 9,266 units for the three months ended September 30, 1996 to 11,837 units for the three months ended September 30, 1997. Additionally, there was an inclusion of $1.1 million in revenues from the European, North American and South African markets, which were not part of the Company in the three months ended September 30, 1996.

COST OF GOODS SOLD: Cost of goods sold increased by $0.8 million from $5.5 million to $6.3 million. This represented a decrease in the percentage of total revenue by approximately 14% from 71% to 57% for the three months ended September 30, 1996 and 1997, respectively. This decrease, however, was partly due to a royalty fee charged for the FAI brand name by a related party, which is no longer applicable. As adjusted to exclude this related party royalty charge of $0.9 million, cost of goods for the three months ended September 30, 1996, was $4.6 million. As a percentage of total revenue, this represents an decreased of 3% from 60% to 57% as compared to the three months ended September 30, 1997. This 3% reduction was due primarily to two factors. First, product costs decreased from 50.32% of revenue for the three months ended September 30, 1996 compared to 48.75% for the three months ended September 30, 1997. Second, a change in the Chief Executive Officer's compensation package, from a commission basis (recorded in cost of goods sold) for the three months ended September 30, 1996, to a base salary plus 10% of net profit after tax (recorded in general and administrative expenses) for the three months ended September 30, 1997, resulted in a decrease in commissions of 1.1%, as a percentage of revenue, for the three months ended September 30, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2.5 million for the three months ended September 30, 1997, compared to $1.4 million for the three months ended September 30, 1996. General and administrative expenses for the three months ended September 30, 1996, however, include $0.3 million of expenses related to the European, North American and South African operations, which were not part of the Company in the three months ended September 30, 1996. As a percentage of revenue, total general and administrative expenses increased 5% to 23% in the three months ended September 30, 1997 compared to 18% for the three months ended September 30, 1996.

The re-classification of the Chief Executive Officer's compensation package resulted in an increase of $0.3 million for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

Head office expenses increased $0.3 million in the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase was mainly attributable to increased costs relating to the expanding Distributor Network, the public listing if the Company's common stock and the extended warranty program.

Goodwill charges increased from $97,000 for the three months ended September 30, 1996 to $145,000 for the three months ended September 30, 1997.

INCOME FROM OPERATIONS: Net income from operations increased from $0.8 million for the three months ended September 30, 1996 to $2.2 million for the three months ended September 30, 1997. As compared to the three months ended September 30, 1997, net income from operations for the three months ended September 30, 1996 (as adjusted to exclude the related party royalty payments for the use of the FAI brand name) increased $0.5 million from $.17 million compared to $2.2 million.

INTEREST INCOME: Interest income was approximately $90,000 for the three months ended September 30, 1997 compared to $137,000 for the three months ended September 30, 1996. However, the three months ended September 30, 1996 included related party interest income of $112,000. Excluding interest income received from related party for the three months ended September 30, 1996, interest income increased from $25,000 to $90,000 for the three months ended September 30, 1996 and 1997 respectively.

INCOME TAX EXPENSE: The effective rate of tax increased from 36% for the three months ended September 30, 1996 to 38% for the three months ended September 30, 1997. This was a result of increased goodwill charges not deductible for tax purposes and an increase in net income before tax earned in Australia with company tax rate of 36% compared to lower tax rates in New Zealand, United Kingdom, South Africa and Canada.

NET INCOME: Net income increased from $0.6 million for the three months ended September 30, 1996 to $1.4 million for the three months ended September 30, 1997. However, this includes a related party royalty charge of $0.8 million and interest income of $0.1. As adjusted to exclude these related party charges, net income for the three months ended September 30, 1996 was $1.1 million. As compared to net income of $1.4 million for the three months ended September 30, 1997, this represents an increase of 28%.

LIQUIDITY AND CAPITAL RESOURCES: On July 15, 1997 the Company and FAI Insurances Ltd., an affiliate of the Company sold a total of 2,750,500 shares (including 350,500 shares pursuant to an over-allotment option) in the Company's initial public offering ("IPO"). Specifically, the Company sold a total of 400,500 shares of Common Stock (including 150,500 shares pursuant to an over-allotment option) at an issue price of $10.00. In addition, prior to the IPO, 250,000 shares of Common Stock of the Company were sold to Bradley D. Cooper at the IPO price for cash of $125,000 and a secured note of $2,375,000.

The principal source of the Company's liquidity historically has been, and in the future is expected to be, cash flows from operations.

Cash flow from operations increased from $0.8 million for the quarter ended September 30, 1996 to $1.4 million for the quarter ended September 30, 1997. The improvement in cash flow provided by operations reflects improved profitability of the Company.

The increase in inventories during the quarter ended September 30, 1997 reflects increased sales in the international operations and the need to carry increased inventories to meet these sales. Furthermore, inventories held in New Zealand were increased to ensure buffer stock was held to meet fluctuations in sales. In addition, accounts receivables increased during the quarter ended September 30, 1997 due to start up inventory provided to a number of new operations opened throughout the Distributor Network in the quarter ended September 30, 1997.

Net cash provided (used in) investing activity increased from a deficit of $0.7 million during the quarter ended September 30, 1996 to $1.3 million during the quarter ended September 30, 1997. This was a result of the settlement of related party balances.

Net cash generated from financing activities increased from $0 during the quarter ended September 30, 1996 to $3.7 million. This increase was a result of the completion of the initial public offering of July 15, 1997 less float expenses incurred (excluding prepaid float expenses).

The Company currently has no credit facility with a bank or other financial institution, although it believes appropriate facilities would be available on reasonable terms if needed. The Company believes that internally generated cash flows will be adequate to support currently planned business operations over the next twelve months. The Company's strategy for growth is based on the expansion of its Distribution Network into existing and new markets, with the costs of such expansion largely borne by the distributors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II--OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

(c) Sale of Common Stock to Bradley D. Cooper.
    -----------------------------------------

     Prior to the commencement of the Company's IPO, Mr. Cooper purchased 250,000 shares of the Company's Common Stock at the initial public offering price of $10.00. Five percent (5%) of the purchase price for the shares was paid by Mr. Cooper in cash and the remainder was paid through a five-year note to the Company bearing interest at 7.0% per annum, payable semi-annually, secured by the shares purchased. The note is repayable on the fifth anniversary of its issuance. The interest payable on the note is due on a full recourse basis. The note has been filed as Exhibit 10.15 to the Company's annual report for the period ended June 30, 1997, filed on Form 10-K, commission file number 001-14502.

The sale of all the aforementioned securities were made in reliance upon the exemption from the registration provisions of the Act afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder.

Use of IPO Proceeds.
-------------------
On July 15, 1997, the Company's initial public offering of its Common Stock was declared effective by the Commission. The Commission file number assigned to the registration statement was 333-26399. From the effective date of the registration statement through September 30, 1997, a reasonable estimate of the offering expenses paid by the Company is as follows:

  Underwriting Discounts and Commissions       $320,400
  Non-Accountable Expense Allowance              64,080
  Other Share Issue Costs                       265,204
                                               --------
                                               $649,684
                                               ========

Underwriting Discounts and Commissions and the Non-Accountable Expense Allowance of $384,480 were paid to National Securities Corporation, a wholly-owned subsidiary of Olympic Cascade Financial Corporation. Steven A. Rothstein, a director of the Company, is Chairman of National Securities Corporation and Olympic Cascade Financial Corporation. Based on a reasonable estimate of the offering expenses, the net proceeds of the IPO, after expenses (including prepaid offering expenses), amounted to $3,355,316.

From the effective date of the registration statement through September 30, 1997, a reasonable estimate of utilization of the net proceeds of the offering is as follows:

    . To retire a non-interest bearing note payable to
      FAI Home Security Holdings Pty Ltd/1/ representing
      the partial purchase price (fixed asset and
      inventories) of the International Assets purchased
      by the Company pursuant to the Reorganization
      ("FAI Note")*                                             $  911,892


    . To retire a non-interest bearing note payable to
      FAI Home Security Holdings, Pty Ltd representing
      the fixed asset and inventories of the New Zealand
      operations acquired by the Company pursuant to the
      Reorganization ("NZ Note")*                               $  208,894


    . Unutilized Proceeds                                       $2,234,530
                                                                ----------
                                                                $3,355,316
                                                                ==========

*See "Item 1. Business - The Reorganization" on the Company's annual report for the period ended June 30, 1997, filed on Form 10-K, Commission file number 001-14502.

/1/ FAI Home Security Holdings, Pty Ltd, is a 41.7% shareholder of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

            10.1  1997 Employee Stock Option Plan

            10.2  1997 Non-Employee Directors' Stock Option Plan

            27.1  Financial Data Schedule (EDGAR version only)

     (b)  Reports on Form 8-K

          Not applicable.

                       HOME SECURITY INTERNATIONAL, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HOME SECURITIES INTERNATIONAL, INC.
                                             (Registrant)


                                By:       /s/ Bradley D. Cooper
                                    --------------------------------------------
                                              Bradley D. Cooper
                                    Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


                                By:           /s/ Mark Whitaker
                                    --------------------------------------------
                                                  Mark Whitaker
                                    Vice President of Finance and Treasurer
                                    (Principal Financial and Accounting Officer)

Dated: November 14, 1997