Form 10-Q
period 1997-12-31
HOME SECURITY INTERNATIONAL INC
filed 1998-02-17
CIK 1038262

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                        -------------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended December 31, 1997.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number

                        -------------------------------


                       HOME SECURITY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                         98-0169495
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation of organization)                               No.)

LEVEL 7, 77 PACIFIC HIGHWAY
NORTH SYDNEY, NSW AUSTRALIA                                   2060
(Address of principal executive offices)                   (Zip Code)



                             (011) (612) 9936-2424
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [X] Yes  [_] No

     Number of Shares of Common Stock outstanding on February 10, 1998:
5,150,500
================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30     December 31
                                                                                               ----------------------------
                                                                                                     1997          1997
                                                                                        NOTE          $US           $US
                                                                                      -------------------------------------
ASSETS                                                                                             (Audited)    (Unaudited)
------
Current assets
     Cash and cash equivalents                                                                            118     7,469,048
     Accounts receivable - related party                                                            2,025,455             0
     Accounts receivable - trade, net                                                  3              615,560     1,090,361
     Inventories                                                                       4            1,277,104     2,445,449
     Prepaid expenses and other current assets                                                        449,458     1,377,102
                                                                                                   ----------    ----------
          Total current assets                                                                      4,367,695    12,381,960
                                                                                                   ----------    ----------

Non-current assets
     Investment in affiliated companies                                                8                    0     7,214,215
     Plant and equipment, net                                                          6              869,571       880,720
     Intangibles, net                                                                  7           10,142,077     9,872,000
     Deferred income taxes                                                                            549,393       668,995
     Other non-current assets                                                                           3,748         3,283
     Receivable - related party                                                                        24,366             0
                                                                                                   ----------    ----------
          Total non-current assets                                                                 11,589,155    18,639,213
                                                                                                   ----------    ----------
          Total assets                                                                             15,956,850    31,021,173
                                                                                                   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
     Bank overdraft                                                                                    31,795       125,881
     Note payable - FAI Insurances group                                               8                    0     1,631,750
     Payables - trade                                                                               4,018,147     4,886,564
     Accrued liabilities                                                                            1,105,612       946,083
     Lease liability                                                                                   19,068        20,892
     Income tax payable                                                                               467,961     1,549,538
     Deferred income                                                                                  479,307       531,094
                                                                                                   ----------    ----------
          Total current liabilities                                                                 6,121,890     9,691,802
                                                                                                   ==========     =========
Non-current liabilities
     Note payable - FAI Insurance group                                                8                    0     5,384,775
     Lease liability                                                                                   44,877        27,062
     Accrued liabilities                                                                                    0        52,322
     Deferred income                                                                                        0       216,527
                                                                                                   ----------    ----------
          Total non-current liabilities                                                                44,877     5,680,686
                                                                                                   ----------    ----------
          Total liabilities                                                                         6,166,767    15,372,488
                                                                                                   ==========    ==========

Shareholders' equity
     Preferred stock $.001 value; 1,000,000 shares authorized, none outstanding
     Common stock $.001 value; 20,000,000 shares authorized; 1997:                                      4,500         5,150
      5,150,500 September 30, 1997 (1996: 4,500,000) shares outstanding
     Additional paid-in capital                                                                    10,238,691    16,111,311
     Secured Note                                                                      5                    0    (2,375,000)
     Foreign currency translation reserve                                                            (406,534)     (580,189)
     Related earnings (accumulated losses)                                                            (46,574)    2,487,412
                                                                                                   ----------    ----------
          Total shareholders' equity                                                                9,790,083    15,648,684
                                                                                                   ----------    ----------
          Total liabilities and shareholders' equity                                               15,956,850    31,021,172
                                                                                                   ==========    ==========

   The accompanying notes are an integral part of these financial statements

      HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                            December 31,                 December 31,
                                                      --------------------------------------------------------
                                                        1996          1997          1996            1997
                                                NOTE    $US           $US           $US              $US
                                                --------------------------------------------------------------
Net Sales                                        2    7,493,355    10,769,464    15,169,911         21,818,161

Cost of goods sold

     -   related party                                 (894,524)            0    (1,774,753)                 0

     -  other                                        (4,580,299)   (6,659,864)   (9,166,727)       (12,985,600)
                                                      --------------------------------------------------------
Gross profit                                          2,018,532     4,109,600     4,228,432          8,832,561

Management fees received - related parties              443,075             0       429,157                  0

General and administrative expenses                  (1,535,536)   (2,628,558)   (2,923,464)        (5,127,206)
                                                      --------------------------------------------------------
Income from operations                                  926,071     1,481,042     1,734,124          3,705,355

Interest income    - related party                      169,602             0       282,083                  0

                   -   other                             33,060       143,832        58,755            233,842

Interest expenses  - other                               (2,265)       (3,232)       (6,043)            (3,232)
                                                      --------------------------------------------------------
Income before taxes                                   1,126,468     1,621,642     2,068,919          3,935,965

Income tax expense                                     (425,884)     (523,097)     (769,501)        (1,401,979)
                                                      --------------------------------------------------------
Net income                                              700,584     1,098,545     1,299,418          2,533,986
                                                      ========================================================
Net income per common share

     Earnings per common share                            $0.16         $0.21         $0.29              $0.50

     Earnings per common share -                          $0.16         $0.21         $0.29              $0.49
     assuming dilution

Weighted average number of shares
 outstanding

     Primary                                          4,500,000     5,150,500     4,500,000          5,100,735

     Fully diluted                                    4,500,000     5,179,784     4,500,000          5,130,019

   The accompanying notes are an integral part of these financial statements

    HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (Unaudited)

                                                                               Six Months Ended December 31,
                                                                               -----------------------------
                                                                                  1996               1997
                                                                                   $US               $US
                                                                               -----------------------------
Cashflow from operating activities
  Net income                                                                    1,299,418          2,533,986
  Adjustments to reconcile net income to net cash from operating activities:
  Depreciation                                                                      3,611            101,474
  Amortization of goodwill                                                        185,816            277,918
  Deferred taxes and income tax payable                                           449,811            946,210
  Provision for losses on accounts receivable                                     (13,655)           256,295
  (Increase) decrease in operating assets:
  Accounts receivable - trade                                                     129,478           (807,503)
  Inventories                                                                    (152,437)        (1,260,256)
  Prepaid expenses and other assets                                              (581,712)          (888,752)
  Increase (decrease) in operating liabilities:
  Accounts payable                                                                606,512          1,358,463
  Accrued liabilities                                                             (37,894)           353,721
                                                                               -----------------------------
Net cash provided by operating activities                                       1,888,948          2,871,556
                                                                               -----------------------------

Cashflow from investing activities
  Investment in affiliated companies                                                    0           (197,690)
  Short term loans (granted), repayments received                                 242,398            (56,065)
  Additions to plant and equipment                                                 (1,653)          (215,317)
  Receipt/(payments) from/(to) related parties                                 (2,631,008)         1,470,159
                                                                               -----------------------------
Net cash provided by/(used in) investing activities                            (2,390,263)         1,001,087
                                                                               -----------------------------

Cashflow from financing activities

  Capital subscribed                                                                    0          3,934,678
  Share issue costs                                                                     0           (436,408)
  Increase in bank overdraft                                                      208,789             98,033
                                                                               -----------------------------
Net cash (provided by) financing activities                                       208,789          3,596,303
                                                                               -----------------------------
Net increase/(decrease) in cash held                                             (292,526)         7,468,946
                                                                               -----------------------------

Cash at the beginning of the financial period                                     369,837                118
Effect of exchange rate change on cash held                                        12,945                (17)
                                                                               -----------------------------
Cash at the end of the financial period                                            90,256          7,469,047
                                                                               =============================

Supplemental disclosure of cash flow information:
Interest paid                                                                       6,043              3,232
Income taxes paid                                                                 255,200            288,140

   The accompanying notes are an integral part of these financial statements

     HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                                Capital Stock Issued                                  Foreign
                            ---------------------------    Additional                 Currency        Retained         Total
                                                             Paid-in      Secured    Translation       Earnings     Shareholders'
                                Shares       Amount          Capital        Note       Reserve     Unappropriated      Equity
                            -----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997        4,500,000       4,500        10,238,691           0       (406,534)      (46,574)         9,790,083

Foreign currency
 translation adjustment                                                                    3,921                            3,921

Additional paid-in capital      400,500         400         4,004,600                                                   4,005,000

Issue of shares to Bradley
 D. Cooper                      250,000         250         2,499,750  (2,375,000)                                        125,000

Less share issue costs                                       (631,730)                                                   (631,730)

Net Income July 1 -
 September 30                                                                                        1,435,441          1,435,441

BALANCE, SEPTEMBER 30, 1997   5,150,500       5,150        16,111,311  (2,375,000)      (402,613)    1,388,867         14,727,715

Foreign currency
 translation adjustment                                                                 (177,576)                        (177,576)

Net income October 1 -
 December 31, 1997                                                                                   1,098,545          1,098,545
                              ---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997    5,150,500       5,150        16,111,311  (2,375,000)      (580,189)    2,487,412         15,648,684


   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

a)  Principles of Consolidation and Basis of Preparation -

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

     The consolidated statements of income for the three and six month periods ended 31 December 1996 include the financial statements of the Company and FAI Home Security (NZ) Limited and FAI Home Security (NZ) Trust as those entities were under common control. It does not include the financial statements of the Cooper International Group which was acquired on March 31, 1997.

     All intercompany accounts and transactions have been eliminated.

b) Net income per Common Share-

Note 2 - Earnings Per Share

For the periods ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 126, "Earnings Per Share". In accordance with the requirements of SFAS No. 128, Earnings per common share for 1997 has been calculated by dividing net income by the weighted average number of common shares outstanding in the quarter. Earnings per share assuming dilution has been computed based on the assumption that all stock options have been exercised.

     Weighted average number of shares outstanding for the three months ended:

                                         December 31, 1996   December 31, 1997

          Primary                             4,500,000           5,150,500
          Fully diluted                       4,500,000           5,179,784

     Weighted average number of shares outstanding for the six months ended:

                                         December 31, 1996    December 31, 1997

          Primary                             4,500,000           5,100,735
          Fully diluted                       4,500,000           5,130,019

     Net income per common share for 1996 has been calculated by dividing net income by the number of shares outstanding following the reorganization in 1997.

                       HOME SECURITY INTERNATIONAL, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)

c) Stock Option plan --

     The Company accounts for its stock option plans (the "Option Plans") in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, which became effective in 1996, allows entities to continue to apply the provisions of APB Opinion No. 25 and require pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has determined that the net income per common share would not be materially affected by the provision of FASB Statement No. 123.

        HOME SECURITY INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

NOTE 2:  NET SALES                                                                Three Months Ended December 31,
                                                                                ------------------------------------
                                                                                    1996                    1997
                                                                                     $US                     $US
                                                                                ------------------------------------
Distributor sales                                                                 7,436,920              10,594,384
Other                                                                                94,484                 254,891
                                                                                 ----------              ----------
Gross sales                                                                       7,531,404              10,849,275
Less:  returns and rebates                                                          (38,049)                (79,809)
                                                                                 ----------              ----------
Net sales                                                                         7,493,355              10,769,466

NOTE 2:  NET SALES (Continued)                                                      Six Months Ended December 31,
                                                                                ------------------------------------
                                                                                    1996                    1997
                                                                                     $US                     $US
                                                                                ------------------------------------
Distributor sales                                                                15,054,671              21,473,034
Other                                                                               190,266                 494,054
                                                                                 ----------              ----------
Gross sales                                                                      15,244,937              21,967,088
Less:  returns and rebates                                                          (75,026)               (148,926)
                                                                                 ----------              ----------
Net sales                                                                        15,169,911              21,818,162

NOTE 3:  ACCOUNTS RECEIVABLE                                                      June 30,              December 31,
                                                                                ------------------------------------
                                                                                    1997                    1997
                                                                                     $US                     $US
                                                                                ------------------------------------
Accounts Receivable                                                                 745,280               1,460,273
Less:  allowances for doubtful debt                                                (129,720)               (369,914)
                                                                                 ----------              ----------
                                                                                    615,560               1,090,360

NOTE 4:  INVENTORIES                                                              June 30,              December 31,
                                                                                ------------------------------------
                                                                                    1997                    1997
                                                                                     $US                     $US
                                                                                ------------------------------------
Wholesale stock                                                                     879,476               2,096,305
Sales aids                                                                          397,628                 349,144
                                                                                 ----------              ----------
                                                                                  1,277,104               2,445,449

NOTE 5:  SECURED NOTE

     The Company has issued 250,000 shares at par value $0.001 to Bradley D. Cooper in exchange for cash of $125,000 and the issue of a 5 year 7.0% semi-annual interest bearing note secured by the shares issued to the value of $2,375,000.

NOTE 6:  PLANT AND EQUIPMENT                                                       June 30,           December 31,
                                                                                ------------------------------------
                                                                                    1997                 1997
                                                                                     $US                  $US
                                                                                ------------------------------------
Furniture and fixtures                                                              168,457                 166,943
Office equipment                                                                    157,051                 200,673
Plant                                                                                47,607                   3,640
Motor vehicles                                                                      164,884                 181,276
Computer equipment                                                                  255,764                 336,893
Leasehold improvements                                                              114,140                 114,045
Less:  Accumulated depreciation                                                     (38,332)               (122,751)
                                                                                 ----------              ----------
                                                                                    869,571                 880,719

   The accompanying notes are an integral part of these financial statements

        HOME SECURITY INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

NOTE 7:  INTANGIBLES                                    June 30,     December 31,
                                                     ----------------------------
                                                          1997           1997
                                                           $US            $US
                                                     ----------------------------
Initial goodwill                                         2,086,864      2,086,864
Increment of goodwill                                    8,716,208      8,716,208
Amortization of goodwill                                  (660,995)      (931,072)
                                                        -------------------------
                                                        10,142,077      9,872,000


NOTE 8:  FAI FINANCE CORPORATION 50% ACQUISITION

     On December 31, 1997 the Company acquired 50 percent of FAI Finance Corporation (FFC) from FAI Insurances, Ltd. ("FAI") FFC is a consumer finance company in both Australia and New Zealand and finances more than 80% of all customer accounts financed by the Company's distributorship network in Australia and New Zealand.

   The purchase price of $7,016,525 will be financed by FAI over a period of five years at a fixed interest rate of 7.75% per annum payable monthly in arrears. The first installment of $1,631,750 was paid on January 2, 1998. The Agreement also grants the Company an option (the "Option") at no additional cost, exercisable over four years from the date of the Agreement, to purchase the remaining 50% interest in FFC, from FAI, for the same consideration plus 50% of FFC's retained earnings at the time the Option is exercised. The total purchase price for the remaining shares in FFC will be financed by FAI over four years from the date the Option is exercised.

   Further, in the event the Company, or any of its subsidiaries, receives funds from any private or public issue of any debt or equity instruments, up to 40% of the proceeds from such issue must be used to pay down the then outstanding balance of the FAI Note.

   The Company has filed a Form-8K in relation to this acquisition. Audited financial statements of FFC and Pro Forma financial statements are to be filed by amendment as soon as practicable but not later than March 15, 1998.

   Pro Forma net income as adjusted to include equity in income of affiliated company (FFC) is shown below.

                                                        September 30,  December 31,
                                                     ---------------------------------
                                                          1997            1997
                                                           $US            $US
                                                     ---------------------------------
Net income Home Security International                   1,435,442      2,533,986
Equity in income of affiliated company - FFC               105,780        193,818
                                                         ----------     ----------
Pro Forma Net income                                     1,541,222      2,727,804
Pro Forma weighted average number of shares outstanding
     Primary                                             5,050,423      5,100,735
     Fully diluted                                       5,163,995      5,130,019
Pro Forma Earnings per common share
     Primary earnings per share                               0.31           0.53
     Fully diluted earnings per share                         0.30           0.53

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.

REVENUE: Total revenue increased by $3.3 million or 44% from $7.5 million for the three months ended December 31, 1996 to $10.8 million for the three months ended December 31, 1997. The increase in revenues is due to two factors.

Sales Revenue in the Australia/New Zealand market have increased by 29% from $7.5 million for the three months ended December 31, 1996 to $9.7 million for the three months ended December 31, 1997. This increase in revenue was attributable to an increase in unit sales of 44% from 8,724 units for the three months ended December 31, 1996 to 12,582 units for the three months ended December 31, 1997. Additionally, there was an inclusion of $1.1 million in revenues from the European, North American and South African markets, which were not part of the Company in the three months ended December 31, 1996.

COSTS OF GOODS SOLD: Cost of goods sold increased by $1.2 million from $5.5 million to $6.7 million. This represented a decrease in the percentage of total revenue by approximately 11% from 73% to 62% for the three months ended December 31, 1996 and 1997, respectively. This decrease, however, was partly due to a royalty fee formerly charged for the FAI brand name by a related party, which is no longer applicable. As adjusted to exclude this related party royalty charge of $0.9 million, cost of goods for the three months ended December 31, 1996, was $4.6 million. As a percentage of total revenue, this represents an increase of 1.0% from 61% to 62% as compared to the three months ended December 31, 1997. The re-classification of the Chief Executive Officer's compensation package from a commission basis (recorded in cost of goods sold) to a base salary plus 10% of net profit after tax (recorded in general and administrative expenses), resulted in a decrease of $0.3 million for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996.

MANAGEMENT FEES RECEIVED - RELATED PARTY: Management fees received - related party for the three months ended December 31, 1996 comprises management fee income totaling $0.4 million derived from the European and North American operations, which for three months ended December 31, 1997, is no longer applicable.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2.6 million for the three months ended December 31, 1997, compared to $1.1 million for the three months ended December 31, 1996. General and administrative expenses for the three months ended December 31, 1997, however, include $0.7 million of expenses relating to the European, North American and South African operations, which were not part of the Company in the three months ended December 31, 1996. As adjusted to exclude management fee income derived from the European and North American operations of $0.4 million, total general and administrative expenses, as a percentage of revenue, increased 4% to 24% in the three months ended December 31, 1997 compared to 20% for the three months ended December 31, 1996. The re-classification of the Chief Executive Officer's compensation package resulted in an increase of $0.3 million for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996.

Effective October 1, 1997, the Company entered into a Consulting Engagement Agreement with Bradley D. Cooper and Speakeasy Pty. Ltd. (a company benefically owned by Mr. Cooper) under the same terms and conditions as Mr. Cooper's previous employment agreement. The new agreement replaced Mr. Cooper with Speakeasy as the Payee for Mr. Cooper's executive salary and will result in no greater compensation expense to the Company as would have been incurred by the Company under Mr. Cooper's previous employment agreement. Under the Speakeasy agreement, Mr. Cooper will continue to act as the Chief Executive Officer of the Company.

Head Office expenses increased $0.2 million for the three months ended
December 31, 1997 as compared to the three months ended December 31, 1996. This increase was mainly attributable to:

Increased costs relating to the expanding Distributor Network, the public listing of the Company's common stock and the extended warranty program.

Goodwill charges increased from $84,000 for the three months ended December 31, 1996 to $135,000 for the three months ended December 31, 1997.

INCOME FROM OPERATIONS: Net income from operations increased from $0.9 million for the three months ended December 31, 1996 to $1.5 million for the three months ended December 31, 1997. As compared to the three months ended December 31, 1997, net income from operations for the three months ended December 31, 1996 (as adjusted to exclude both the related party royalty payments for the use of the FAI brand name and management fee income derived from the European and North American operations) increased $0.1 million from $1.4 million compared to $1.5 million.

INTEREST INCOME: Interest income decreased from $203,000 for the three months ended December 31, 1996 to $144,000 for the three months ended December 31, 1997. However, the three months ended December 31, 1996 included related party interest income of $170,000. Excluding interest income received from related parties for the three months ended December 31, 1996, interest income increased from $33,000 to $144,000 for the three months ended December 31, 1996 and 1997 respectively.

INCOME TAX EXPENSE: The effective rate of tax decreased from 38% for the three months ended December 31, 1996 to 32% for the three months ended December 31, 1997. This is attributable to the introduction of income earned in the United Kingdom, South Africa and Canada which all have lower tax rates than Australia.

NET INCOME: Net income increased from $0.7 million for the three months ended December 31, 1996 to $1.1 million for the three months ended December 31, 1997. However, this includes a related party royalty charge of $0.9 million, interest income of $0.2 million and management fee income of $0.4 million. As adjusted to exclude these related party charges, net income for the three months ended December 31, 1996 was $1.0 million. As compared to net income of $1.1 million for the three months ended December 31, 1997, this represents an increase of 10%.


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.

REVENUE: Total revenue increased by $6.6 million or 43.5% from $15.2 million for the six months ended December 31, 1996 to $21.8 million for the six months ended December 31, 1997. The increase in revenues is due to two factors.

Sales Revenue in the Australia/New Zealand market have increased by 30% from $15.2 million for the six months ended December 31, 1996 to $19.7 million for the six months ended December 31, 1997. This increase in revenue was attributable to an increase in unit sales of 28% from 17,990 units for the six months ended December 31, 1996 to 24,419 units for the six months ended December 31, 1997. Additionally, there was an inclusion of $2.1 million in revenues from the European, North American and South African markets, which were not part of the Company in the six months ended December 31, 1996.

COST OF GOODS SOLD: Cost of goods sold increased by $2.1 million from $10.9 million to $13.0 million. This represented a decrease in the percentage of total revenue by approximately 12% from

72% to 60% for the six months ended December 31, 1996 and 1997, respectively. This decrease, however, was partly due to a royalty fee charged for the FAI brand name by a related party, which is no longer applicable. As adjusted to exclude this related party royalty charge of $1.8 million, cost of goods for the six months ended December 31, 1996, was $9.2 million. As a percentage of total revenue, this represents a decrease of 1.0% from 61% to 60% as compared to the six months ended December 31, 1997. This 1.0% reduction was due primarily to a change in the Chief Executive Officer's compensation package, from a commission basis (recorded in cost of goods sold) for the six months ended December 31, 1996, to a base salary plus 10% of net profit after tax (recorded in general and administrative expenses) for the six months ended December 31, 1997, resulted in a decrease in commissions of 1.0%, as a percentage of revenue, for the six months ended December 31, 1997.

MANAGEMENT FEES RECEIVED - RELATED PARTY: Management fees received - related party for six months ended December 31, 1996 comprises management fee income totaling $0.4 million derived from the European and North American operations, which for the six months ended December 31, 1997, is no longer applicable.


GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $5.1 million for the six months ended December 31, 1997, compared to $2.5 million for the six months ended December 31, 1996. General and administrative expenses for the six months ended December 31, 1997, however, include $1.1 million of expenses relating to the European, North American and South African operations, which were not part of the Company in the six months ended December 31, 1996. , which is not eliminated as an intercompany transaction. As adjusted to exclude management fee income derived from the European and North American operations of $0.4 million, total general and administrative expenses, as a percentage of revenue, increased 4% to 23% in the six months ended December 31, 1997 compared to 19% for the six months ended December 31, 1996. The re-classification of the Chief Executive Officer's compensation package resulted in an increase of $0.6 million for the six months ended December 31, 1997, as compared to the six months ended December 31, 1996.

Head Office expenses increased $0.5 million for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. This increase was mainly attributable to increased costs relating to the expanding Distributor Network, the public listing of the Company's common stock and the extended warranty program.

Goodwill charges increased from $181,000 for the six months ended December 31, 1996 to $270,000 for the six months ended December 31, 1997.

INCOME FROM OPERATIONS: Net income from operations increased from $1.7 million for the six months ended December 31, 1996 to $3.7 million for the six months ended December 31, 1997. As compared to the six months ended December 31, 1997, net income from operations for the six months ended December 31, 1996 (as adjusted to exclude both the related party royalty payments for the use of the FAI brand name and management fee income derived from the European and North American operations) increased $0.6 million from $3.1 million compared to $3.7 million.

INTEREST INCOME: Interest income decreased from $340,000 for the six months ended December 31, 1996 to $230,000 for the three months ended December 31, 1997. However, the six months ended December 31, 1996 included related party interest income of $282,000. Excluding interest income received from related parties for the six months ended December 31, 1996, interest income increased from $59,000 to $230,000 for the six months ended December 31, 1996 and 1997 respectively.

INCOME TAX EXPENSE: The effective rate of tax decreased from 37% for the six months ended December 31, 1996 to 36% for the six months ended December 31, 1997. This is attributable to the introduction of income earned in the United Kingdom, South Africa and Canada which all have lower tax rates than Australia.

NET INCOME: Net income increased from $1.3 million for the six months ended December 31, 1996 to $2.5 million for the six months ended December 31, 1997. However, this includes a related party royalty charge of $1.8 million, interest income of $0.3 million and management fee income of $0.4 million. As adjusted to exclude these related party charges, net income for the six months ended December 31, 1996 was $2.0 million. As compared to net income of $2.5 million for the six months ended December 31, 1997, this represents an increase of 25%.

LIQUIDITY AND CAPITAL RESOURCES:

The principal source of the Company's liquidity historically has been, and in the future is expected to be, cashflow from operations.

Cashflow from operations increased from $1.9 million for the six months ended December 31, 1996 to $2.9 million for the six months ended December 31, 1997. The improvement in cash flow provided by operations reflects improved profitability of the Company. The increase in inventories during the six months ended December 31, 1997 reflects increased sales in the international operations and the need to carry increased inventories to meet these sales. Furthermore, preparation to move from air to sea freight required the accumulation of buffer stock in New Zealand, Europe and South Africa. The current inventory levels are expected to reduce during the next quarter as the time lag caused by the freight cost minimization initiative expires.

Accounts receivables increased during the six months ended December 31, 1997 due to start up inventory provided to a number of new operations opened throughout the Distributor Network in the six months ended December 31, 1997.

Net cash provided (used in) investing activity increased from a deficit of $2.4 million during the six months ended December 31, 1996 to $1.0 million during the quarter ended December 31, 1997. This was a result of the settlement of related party balances.

Net cash generated from financing activities increased from $0.2 million during the six months ended December 31, 1996 to $3.6 million. This increase was a result of the completion of the initial public offering of July 15, 1997 less float expenses incurred (excluding prepaid float expenses).

The company entered into an AUD2.5 million dollar collar hedge on October 1, 1997 with an expiration date of June 30, 1998. The contract was taken out to secure a foreign currency translation rate within a band of 0.7200 and 0.7461 for AUD conversion to USD. Additionally, on December 4, 1997 the Company entered into a forward contract selling AUD1.0 million for USD at 0.6800. These contracts have been marked to market as at December 31, 1997.

Investment in affiliated companies represents the acquisition by the Company of 50 percent of FAI Finance Corporation (FFC) from FAI Insurances Ltd. ("FAI"). FFC is a consumer finance company in both Australia and New Zealand and finances more than 80% of all customer accounts financed by the Company's distributorship network in Australia and New Zealand. The purchase price of approximately $7.02 million (excluding acquisition costs) will be financed by FAI over a period of five years at a fixed interest rate of 7.75% per annum payable monthly in arrears. The Company also has a four year option to purchase the remaining 50 percent of FCC for approximately $7.02 million plus 50 percent of retained earnings, to be financed by FAI over an additional four years from the date the option is exercised. See "Item 1. Financial Statement--Note 8".

The Company currently has no credit facility with a bank or other financial institution, although it believes appropriate facilities would be available on reasonable terms if needed. The Company believes that internally generated cashflows will be adequate to support currently planned business operations over the next twelve months. The Company's strategy for growth is based on the expansion of its Distribution Network into existing and new markets, with the costs of such expansion largely borne by the distributor. It is expected excess cashflows generated by the Company will be used to fund the expansion of FFC's operations.

Notwithstanding that the Company's costs in expanding its Distribution Network are expected to be minimal, the Company may be required to obtain additional capital to fund growth outside of its existing operations if the cashflow generated by the Australian and New Zealand operations is insufficient to meet the cash requirements of developing the international operations. Potential sources of such capital may include proceeds from banking financing or additional offerings of the equity or debt securities of the Company. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources. The lack of such capital could have a material adverse effect on the Company's operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:


            10 Consultancy Engagement Agreement effective October 1, 1997, between the Company, Speakeasy Pty Ltd. And Bradley D. Cooper.

            27.  Financial Data Schedule (EDGAR version only)



     (b)  Reports on Form 8-K

          (i) On January 15, 1998, the Registrant filed a report to disclose the purchase of 50% of the shares of FAI Finance Corporation Pty. Ltd. from FAI Insurances Limited. In accordance with Item 7(a)(4) and 7(b) of Form 8-K, the financial statements called for by Item 8-K and Rule 3-05 of Regulation S-X, and the pro forma financial statements called for by Item 7(b) of Form 8-K and Article XI of Regulation S-X, are expected to be filed by March 15, 1998.

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


Dated: February 13, 1998