Form 10-Q
period 1998-03-31
HOME SECURITY INTERNATIONAL INC
filed 1998-05-15
CIK 1038262

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                         ------------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number

                         ------------------------------


                       HOME SECURITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        98-0169495
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation of organization)                        Identification No.)

Level 7, 77 Pacific Highway                                    2060
North Sydney, NSW Australia                                 (Zip Code)
(Address of principal executive offices)



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

     Number of Shares of Common Stock Outstanding on May 07, 1998: 5,150,500
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         HOME SECURITY INTERNATIONAL, INC.  CONSOLIDATED BALANCE SHEETS

                                                                    June 30       March 31
                                                                   ------------------------
                                                                      1997          1998
                                                           NOTE        $US           $US
                                                        -----------------------------------
ASSETS                                                              (Audited)    (Unaudited)
------
Current assets
     Cash and cash equivalents                                           118      5,803,023
     Accounts receivable - related party                           2,025,455              0
     Accounts receivable - trade, net                        3       615,560      1,246,001
     Inventories                                             4     1,277,104      2,791,109
     Prepaid expenses and other current assets                       449,458      1,225,606
                                                                  -------------------------
          Total current assets                                     4,367,695     11,065,739
                                                                  -------------------------

Non-current assets
     Investment in affiliated companies                      8             0      7,774,860
     Plant and equipment, net                                6       869,571      1,060,114
     Intangibles, net                                        7    10,142,077      9,736,962
     Deferred income taxes                                           549,393        685,324
     Other non-current assets                                          3,748          3,492
     Receivable - related party                                       24,366              0
                                                                  -------------------------
          Total non-current assets                                11,589,155     19,260,752
                                                                  -------------------------
          Total assets                                            15,956,850     30,326,491
                                                                  =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
     Bank overdraft                                                   31,795              0
     Note payable - FAI Insurances group                     8             0        694,117
     Payables - trade                                              4,018,147      4,424,199
     Accrued liabilities                                           1,105,612        944,042
     Lease liability                                                  19,068          6,413
     Income tax payable                                              467,961      1,449,553
     Deferred income                                                 479,307        647,359
                                                                  -------------------------
          Total current liabilities                                6,121,890      8,165,683
                                                                  =========================
Non-current liabilities
     Note payable - FAI Insurance group                      8             0      5,032,346
     Lease liability                                                  44,877         10,165
     Accrued liabilities                                                   0        114,885
     Deferred income                                                       0        205,646
                                                                  -------------------------
          Total non-current liabilities                               44,877      5,363,042
                                                                  -------------------------
          Total liabilities                                        6,166,767     13,528,725
                                                                  =========================

Shareholders' equity
     Preferred stock $.001 value; 1,000,000 shares
       authorized, none  outstanding
     Common stock $.001 value; 20,000,000 shares
       authorized; 1998:                                               4,500          5,150
       5,150,500 March 31, 1998 (1997: 4,500,000)
         shares outstanding
     Additional paid-in capital                                   10,238,691     16,111,311
     Secured Note                                            5             0     (2,375,000)
     Foreign currency translation reserve                           (406,534)      (470,442)
     Related earnings (accumulated losses)                           (46,574)     3,526,747
                                                                  -------------------------
          Total shareholders' equity                               9,790,083     16,797,766
                                                                  -------------------------
          Total liabilities and shareholders' equity               15,956,850    30,326,491
                                                                  =========================

   The accompanying notes are an integral part of these financial statements

      HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                   March 31,                     March 31,
                                                         -----------------------------------------------------------
                                                              1997           1998           1997             1998
                                                   NOTE        $US            $US            $US              $US
                                                  -------------------------------------------------------------------
Net Sales                                            2      8,062,383      10,339,646      23,232,294      32,157,807
Cost of goods sold
     -   related party                                       (894,232)              -      (2,668,985)              -
     -   other                                             (4,943,223)     (5,879,396)    (14,109,950)    (18,864,997)
                                                         ------------------------------------------------------------
Gross profit                                                2,224,927       4,460,250       6,453,359      13,292,811

Management fees received - related parties                     32,148               -         461,305               -
General and administrative expenses                        (1,583,776)     (2,956,244)     (4,507,240)     (8,083,449)
                                                         ------------------------------------------------------------
Income from operations                                        673,299       1,504,006       2,407,424       5,209,362

Interest income    - related party                            208,968               -         491,051               -
                   -   other                                    5,196          99,997          63,951         333,839
Interest expenses  - related party                                  -        (111,425)              -        (111,425)
                   -   other                                    6,043          (3,719)              -          (6,951)
                                                         ------------------------------------------------------------
Income before taxes and equity in income
  of affiliated companies                                     893,506       1,488,860       2,962,425       5,424,826

Income tax expense                                           (354,565)       (546,800)     (1,124,066)     (1,948,779)
                                                         ------------------------------------------------------------
Income before equity in income of
  affiliated companies                                        538,942         942,060       1,838,359       3,476,046

Equity in income of affiliated companies             8              -          97,274               -          97,274
                                                         ------------------------------------------------------------
Net income                                                    538,942       1,039,335       1,838,359       3,573,321
                                                         ============================================================
Net income per common share
     Earnings per common share                             $     0.12      $     0.20      $     0.41      $     0.70
     Earnings per common share -                           $     0.12      $     0.20      $     0.41      $     0.69
       assuming dilution
Weighted average number of shares
  outstanding
     Primary                                                4,500,000       5,150,500       4,500,000       5,117,141
     Fully diluted                                          4,500,000       5,182,210       4,500,000       5,150,567

   The accompanying notes are an integral part of these financial statements

     HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (Unaudited)

                                                                                          Nine Months Ended March 31,
                                                                                  ---------------------------------------------
                                                                                      1997  $US                 1998 $US
                                                                                  ---------------------------------------------
Cashflow from operating activities
     Net income                                                                       1,838,359                3,573,321
     Adjustments to reconcile net income to net cash from operating activities:
     Depreciation                                                                        33,422                  143,407
     Amortization of goodwill                                                           273,685                  494,844
     Deferred taxes and income tax payable                                              322,492                  840,079
     Provision for losses on accounts receivable                                         23,895                  305,036
     (Increase) in operating assets:
     Accounts receivable - trade                                                        (14,959)                (977,673)
     Inventories                                                                       (259,667)              (1,590,001)
     Prepaid expenses and other assets                                                 (201,814)                (848,757)
     Increase in operating liabilities:
     Accounts payable                                                                   933,636                  681,494
     Accrued liabilities                                                                396,959                  407,995
                                                                                  --------------------------------------
Net cash provided by operating activities                                             3,346,008                3,029,745
                                                                                  --------------------------------------

Cashflow from investing activities
     Investment in affiliated companies                                                       0               (2,130,285)
     Short term loans, repayments received                                                2,559                   23,107
     Additions to plant and equipment                                                  (762,408)                (391,245)
     Receipt/(payments) from/(to) related parties                                    (2,722,800)               1,802,920
                                                                                  --------------------------------------
Net cash (used in) investing activities                                              (3,482,649)                (695,503)
                                                                                  --------------------------------------

Cashflow from financing activities

     Capital subscribed                                                                       -                3,934,678
     Share issue costs                                                                        -                 (436,409)
     Increase in bank overdraft                                                               -                  (29,615)
                                                                                  --------------------------------------
Net cash provided by financing activities                                                     -                3,468,654
                                                                                  --------------------------------------
Net increase/(decrease) in cash held                                                   (136,641)               5,802,896
                                                                                  --------------------------------------

Cash at the beginning of the financial period                                           369,837                      118
Effect of exchange rate change on cash held                                               3,289                        9
                                                                                  --------------------------------------

Cash at the end of the financial period                                                 236,485                5,803,023
                                                                                  ======================================

Supplemental disclosure of cash flow information:
Interest paid                                                                           314,915                  118,376
Income taxes paid                                                                       595,981                  796,153

   The accompanying notes are an integral part of these financial statements

     HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                  (Unaudited)



                             Capital Stock Issued                                   Foreign
                           ------------------------     Additional                  Currency         Retained         Total
                                                          Paid-in       Secured    Translation       Earnings      Shareholders'
                               Shares    Amount           Capital         Note       Reserve      Unappropriated      Equity
                           -------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997      4,500,000     4,500         10,238,691            0       (406,634)          (48,574)      8,790,083
Foreign currency
 translation adjustment                                                                  3,921                             3,921
Additional paid-in capital    400,500       400          4,804,600                                                     4,805,000
Issue of shares to Bradley
 D. Cooper                    250,000       250          2,499,750   (2,375,000)                                         125,000
                           -------------------------------------------------------------------------------------------------------
Less share issue costs                                    (631,730)                                                     (631,730)
                           -------------------------------------------------------------------------------------------------------
Net Income July 1 -
 September 30                                                                                          1,435,441       1,435,441
                           ------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997 5,150,500     5,150         16,111,311   (2,375,000)      (402,613)        1,368,867      14,727,715

Foreign currency
 translation adjustment                                                               (177,576)                         (177,576)
Net income October 1 -
 December 31, 1997                                                                                     1,898,545       1,898,545
BALANCE, DECEMBER 31, 1997  5,150,590     5,150         16,111,311   (2,375,000)      (580,189)        2,487,412      15,648,684

Foreign currency
 translation adjustment                                                                109,747                           109,747
Net income January 1 -
 March 31,1998                                                                                         1,039,335       1,039,335
BALANCE, MARCH 31, 1998     5,150,590     5,150         16,111,311   (2,375,000)      (470,442)        3,526,747      16,797,766


   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 : SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated statements of income for the three and nine month periods ended March 31, 1997 include the financial statements of the Company and FAI Home Security (NZ) Limited and FAI Home Security (NZ) Trust as those entities were under common control. It does not include the financial statements of the Cooper International Group which was acquired on March 31, 1997.

All intercompany accounts and transactions have been eliminated.

b) Net income per Common Share -

For the periods ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In accordance with the requirements of SFAS No. 128, Earnings per common share for 1998 has been calculated by dividing net income by the weighted average number of common shares outstanding in the quarter. Earnings per share assuming dilution has been computed based on the assumption that all stock options have been exercised.

Weighted average number of shares outstanding for the three months ended:

                   March 31, 1997    March 31, 1998

  Primary              4,500,000       5,150,500
  Fully diluted        4,500,000       5,182,210


   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 1 : SIGNIFICANT ACCOUNTING POLICIES - (Continued)


Weighted average number of shares outstanding for the nine months ended:

                   March 31, 1997    March 31, 1998

  Primary               4,500,000         5,117,141
  Fully diluted         4,500,000         5,150,567


Net income per common share for 1997 has been calculated by dividing net income by the number of shares outstanding following the reorganization in 1997.

Stock Option plan -

The Company accounts for its stock option plans (the "Option Plans") in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, which became effective in 1996, allows entities to continue to apply the provisions of APB Opinion No.25 and require pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has determined that the net income per common share would not be materially affected by the provision of FASB Statement No. 123.



   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                   NOTES TO FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)


NOTE 2:  NET SALES                      Three Months Ended March 31,
                                    ---------------------------------
                                            1997             1998
                                    ---------------------------------
                                            $US               $US
Distributor sales                        7,964,553         10,090,646
Other                                      150,097            344,107
                                    ---------------------------------
Gross sales                              8,114,650         10,434,753
Less: returns and rebates                  (52,267)           (95,107)
                                    ---------------------------------
Net sales                                8,062,383         10,339,646


                                       Nine Months Ended March 31,
                                    ---------------------------------
                                            1997             1998
                                    ---------------------------------
                                            $US               $US
Distributor sales                       23,019,224          31,563,680
Other                                      340,363             838,161
                                    ----------------------------------
Gross sales                             23,359,587          32,401,841
Less: returns and rebates                 (127,293)           (244,033)
                                    ----------------------------------
Net sales                               23,232,294          32,157,807


NOTE 3:  ACCOUNTS RECEIVABLE           June 30, 1997   March 31, 1998
                                    ----------------------------------
                                            $US               $US
Accounts Receivable                        745,280           1,679,571
Less: allowances for doubtful debt        (129,720)           (433,570)
                                    ----------------------------------
                                           615,560           1,246,001

NOTE 4:  INVENTORIES                   June 30, 1997   March 31, 1998
                                    ----------------------------------
                                            $US               $US
Wholesale stock                            879,476           2,452,409
Sales aids                                 397,628             338,700
                                    ----------------------------------
                                         1,277,104           2,791,109


NOTE 5: SECURED NOTE

   The Company has issued 250,000 shares at par value $0.001 to Bradley D. Cooper in exchange for cash of $125,000 and the issue of a 5 year 7.0% semi-annual interest bearing note secured by the shares issued to the value of $2,375,000.

   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 6:  PLANT AND EQUIPMENT       June 30, 1997   March 31, 1998
                                   ------------------------------
                                        $US              $US
                                   ------------------------------
Furniture and fixtures                168,457           225,073
Office equipment                      157,051           224,478
Plant                                  47,607             3,871
Motor vehicles                        164,884           273,266
Computer equipment                    255,764           390,312
Leasehold improvements                114,140           161,745
Less: Accumulated depreciation        (38,332)         (218,631)
                                   ----------------------------
                                      869,571         1,060,114

NOTE 7:  INTANGIBLES               June 30, 1997   March 31, 1998
                                   ------------------------------
                                        $US              $US
                                   ------------------------------
Initial goodwill                    2,086,864         2,086,864
Increment of goodwill               8,716,208         8,716,208
Amortization of goodwill             (660,995)       (1,066,110)
                                   ----------------------------
                                   10,142,077         9,736,962


NOTE 8:  FAI FINANCE CORPORATION 50% ACQUISITION

   On December 31, 1997 the Company acquired 50 percent of FAI Finance Corporation (FFC) from FAI Insurances, Ltd. FFC is a leading consumer finance company in both Australia and New Zealand and finances more than 80% of all customer accounts serviced by the Company's distributorship network in Australia and New Zealand.

   The purchase price of $7,016,525 is being vendor financed over a period of five years at a fixed interest rate of 7.75% per annum payable monthly in arrears ("FFC Note"). The first installment of $1,631,750 was paid on January 2, 1998 and no further principal installments are due during the three month period ended March 31, 1998. Interest in the amount of $111,000 was paid on the FFC Note for the three month period ended March 31, 1998. The Agreement also granted the Company an option (the "Option") at no additional cost, exercisable over four years from the date of the Agreement, to purchase the remaining 50% interest in FFC, from FAI, for the same consideration plus 50% of FFC's retained earnings at the time the Option is exercised. The total purchase price for the remaining shares in FFC will be financed by FAI over four years from the date the Option is exercised.

   Further, in the event the Company, or any of its subsidiaries, receives funds from any private or public issue of any debt or equity instruments, up to 40% of the proceeds from such issue must be used to pay down the then outstanding balance of the FAI Insurance Group Note.

   The Company has filed a Form-8K in relation to this acquisition.

   Reconciliation of equity in income of affiliated companies for the three months ended March 31, 1998 is shown below.

                                                        Three months ended March 31, 1998  $US
                                                        --------------------------------------
50 percent of Net income of affiliated company - FFC                   180,096
Amortization of goodwill - FFC                                         (82,822)
                                                        --------------------------------------
Equity in income of affiliated companies                                97,274

   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 9:  STOCK OPTION PLANS

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

   The accompanying notes are an integral part of these financial statements

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997.

REVENUE: Total revenue increased by $2.3 million or 28% from $8.1 million for the three months ended March 31, 1997 to $10.3 million for the three months ended March 31, 1998. The increase in revenues is primarily due to two factors.

Sales revenue in the Australian market have increased by 40% from $5.3 million for the three months ended March 31, 1997 to $7.4 million for the three months ended March 31, 1998. This increase in revenue was attributable to an increase in unit sales of 40% from 9,458 units for the three months ended March 31, 1997 to 13,262 units for the three months ended March 31, 1998. This included an increase in international sales of 65% from 636 to 1,790. Additionally, revenues of $1.3 million from the European, North American and South African markets, which were not part of the Company in the three months ended March 31, 1997, are included in the three months ended March 31, 1998.

COSTS OF GOODS SOLD: Cost of goods sold increased by $0.1 million from $5.8 million to $5.9 million. This represented a decrease in the percentage of total revenue by approximately 15% from 72% to 57% for the three months ended March 31, 1997 and 1998, respectively. This decrease, however, was partly due to a royalty fee charged for the FAI brand name by a related party, which is no longer applicable. As adjusted to exclude this related party royalty charge of $0.9 million, cost of goods for the three months ended March 31, 1997, was $4.9 million. As a percentage of total revenue, this represents a decrease of 4.0% from 61% to 57% as compared to the three months ended March 31, 1998. The re-classification of the Chief Executive Officer's compensation package resulted in a decrease of $0.3 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

MANAGEMENT FEES RECEIVED - RELATED PARTY: Management fees received - related party for the three months ended March 31, 1997 comprises management fee income totaling $0.03 million derived from the European and North American operations, which for the three months ended March 31, 1998, is eliminated as an intercompany transaction.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3.0 million for the three months ended March 31, 1998, compared to $1.6 million for the three months ended March 31, 1997. General and administrative expenses for the three months ended March 31, 1998, however, include $0.7 million of expenses relating to the European, North American and South African operations, which were not part of the Company in the three months ended March 31, 1997. Included in the $0.7 million is a provision of $0.1 million taken up in relation to the Belgium market due to delays in the product approval process. Additionally a $0.15 million charge was expensed in relation to the establishment of the U.S. market. As adjusted to exclude management fee income derived from the European and North American operations of $0.03 million, total general and administrative expenses, as a percentage of revenue, increased 9% to 29% in the three months ended March 31, 1998 compared to 20% for the three months ended March 31, 1997. The re-classification of the Chief Executive Officer's compensation package resulted in an increase of $0.3 million or 3% as a percentage of revenue, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

INCOME FROM OPERATIONS: Net income from operations increased from $0.7 million for the three months ended March 31, 1997 to $1.5 million for the three months ended March 31, 1998. As compared to the three months ended March 31, 1998, net income from operations for the three months ended March 31, 1997 (as adjusted to exclude both the related party royalty payments for the use of the FAI brand name and management fee income derived from the European and North American operations) remained steady at $1.5 million.

INTEREST INCOME: Interest income decreased from $220,000 for the three months ended March 31, 1997 to $100,000 for the three months ended March 31, 1998. However, the three months ended March 31, 1997 included related party interest income of $209,000. Excluding interest income received from related parties for the three months ended March 31, 1997, interest income increased from $11,000 to $100,000 for the three months ended March 31, 1997 and 1998 respectively.

INTEREST EXPENSE: Interest expense for the three months ended March 31, 1998 is $115,000. This includes interest payments of $111,000 to FAI Insurances Limited with regards to the vendor financed loan initiated as part of the FAI Finance Corporation acquisition. For the three months ended March 31, 1997 there was no interest expense for the Company.

INCOME TAX EXPENSE: The effective rate of tax decreased from 40% for the three months ended March 31, 1997 to 37% for the three months ended March 31, 1998. This is attributable to the introduction of income earned in the United Kingdom, South Africa and Canada which all have lower tax rates than Australia.

EQUITY IN INCOME OF AFFILIATED COMPANIES: Equity in income of affiliates for the three months ended March 31, 1998 was $0.1 million. This was calculated by taking the Company's 50 percent share of FAI Finance Corporation's net income of $0.18 million for the three months ended March 31, 1998 and deducting amortization of goodwill for the same period of $0.08 million. Equity in income of affiliates was zero for the three months ended March 31, 1997 as the 50 percent acquisition of FFC took place on December 31, 1997.

NET INCOME: Net income increased from $0.54 million for the three months ended March 31, 1997 to $1.04 million for the three months ended March 31, 1998. However, this includes a related party royalty charge of $0.9 million, interest income of $0.2 million and management fee income of $0.03 million. As adjusted to exclude these related party charges, net income for the three months ended March 31, 1997 was $0.96 million. As compared to net income of $1.04 million for the three months ended March 31, 1998, this represents an increase of 8%.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997.

REVENUE: Total revenue increased by $8.9 million or 38% from $23.2 million for the nine months ended March 31, 1997 to $32.2 million for the nine months ended March 31, 1998. The increase in revenues is due to two factors.

Sales Revenue in the Australia/New Zealand market have increased by 30% from $23.2 million for the nine months ended March 31, 1997 to $28.7 million for the nine months ended March 31, 1998. This increase in revenue was attributable to an increase in unit sales of 44% from 28,430 units for the nine months ended March 31, 1997 to 40,899 units for the nine months ended March 31, 1998. This included an increase in international sales of 210% from 1,618 to 5,008. Additionally, revenues of $3.5 million from the European, North American and South African markets, which were not part of the Company in the nine months ended March 31, 1997, are included in the nine months ended March 31, 1998.

COST OF GOODS SOLD: Cost of goods sold increased by $2.1 million from $16.8 million to $18.9 million. This represented a decrease in the percentage of total revenue by approximately 13% from 72% to 59% for the nine months ended March 31, 1997 and 1998, respectively. This decrease, however, was partly due to a royalty fee charged for the FAI brand name by a related party, which is no longer applicable. As adjusted to exclude this related party royalty charge of $2.7 million, cost of goods for the nine months ended March 31, 1997, was $14.1 million. As a percentage of total revenue, this represents a decrease of 2.0% from 61% to 59% as compared to the nine months ended March 31, 1998. This 2.0% reduction was due primarily to a change in the Chief Executive Officer's compensation package, from a commission basis (recorded in cost of goods sold) for the nine months ended March 31, 1997, to a base salary plus 10% of net profit after tax (recorded in general and administrative expenses) for the nine months ended March 31, 1998. This resulted in a decrease in commissions of 2.8%, as a percentage of revenue, for the nine months ended March 31, 1998.

MANAGEMENT FEES RECEIVED - RELATED PARTY: Management fees received - related party for the nine months ended March 31, 1997 comprises management fee income totaling $0.5 million derived from the European and North American operations, which for the nine months ended March 31, 1998, is eliminated as an intercompany transaction.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $8.1 million for the nine months ended March 31, 1998, compared to $4.0 million for the nine months ended March 31, 1997. General and administrative expenses for the nine months ended March 31, 1998, however, include $2.0 million of expenses relating to the European, North American and South African operations, which were not part of the Company in the nine months ended March 31, 1997. Included in the $2.0 million is a provision of $0.2 million taken up in relation to the Belgium market due to delays in the product approval process. Additionally a $0.15 million charge was expensed in relation to the establishment of the U.S. market. As adjusted to exclude management fee income derived from the European and North American operations of $0.5 million, total general and administrative expenses, as a percentage of revenue, increased 5.6% to 25% in the nine months ended March 31, 1998 compared to 19.4% for the nine months ended March 31, 1997. The re-classification of the Chief Executive Officer's compensation package resulted in an increase of $0.9 million or 3% as a percentage of revenue for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997.

INCOME FROM OPERATIONS: Net income from operations increased from $2.4 million for the nine months ended March 31, 1997 to $5.2 million for the nine months ended March 31, 1998. As compared to the nine months ended March 31, 1998, net income from operations for the nine months ended March 31, 1997 (as adjusted to exclude both the related party royalty payments for the use of the FAI brand name and management fee income derived from the European and North American operations) increased $0.6 million from $4.6 million compared to $5.2 million.

INTEREST INCOME: Interest income decreased from $555,000 for the nine months ended March 31, 1997 to $334,000 for the three months ended March 31, 1998. However, the nine months ended March 31, 1997 included related party interest income of $491,000. Excluding interest income received from related parties for the nine months ended March 31, 1997, interest income increased from $64,000 to $334,000 for the nine months ended March 31, 1997 and 1998 respectively.

INTEREST EXPENSE: Interest expense for the nine months ended March 31, 1998 is $118,000. This includes interest payments of $111,000 to FAI Insurances Limited with regards to the vendor financed loan initiated as part of the FAI Finance Corporation acquisition. For the nine months ended March 31, 1997 there was no interest expense for the Company.

INCOME TAX EXPENSE: The effective rate of tax decreased from 38% for the nine months ended March 31, 1997 to 36% for the nine months ended March 31, 1998. This is attributable to the introduction of income earned in the United Kingdom, South Africa and Canada which all have lower tax rates than Australia.

EQUITY IN INCOME OF AFFILIATED COMPANIES: Equity in income of affiliates for the nine months ended March 31, 1998 was $0.1 million. This was calculated by taking the Company's 50 percent share of FAI Finance Corporation's net income of $0.18 million for the three months ended March 31, 1998 and deducting amortization of goodwill for the same period of $0.08 million. Equity in income of affiliates was zero for the six months ended December 31, 1997 and the nine months ended March 31, 1997 as the 50 percent acquisition of FFC took place on December 31, 1997.

NET INCOME: Net income increased from $1.8 million for the nine months ended March 31, 1997 to $3.6 million for the nine months ended March 31, 1998. However, this includes a related party royalty charge of $2.7 million, interest income of $0.5 million and management fee income of $0.5 million. As adjusted to exclude these related party charges, net income for the nine months ended March 31, 1997 was $2.9 million. As compared to net income of $3.6 million for the nine months ended March 31, 1998, this represents an increase of 21%.

LIQUIDITY AND CAPITAL RESOURCES: On July 15, 1997 the Company and FAI Insurances Ltd., an affiliate of the Company sold a total of 2,750,500 shares (including 350,500 shares pursuant to an over-allotment option) in the Company's initial public offering ("IPO"). Specifically, the Company sold a total of 450,500 shares of Common Stock (including 150,500 shares pursuant to an over-allotment option) at an issue price of $10.00. In addition, prior to the IPO, 250,000 shares of Common Stock of the Company were sold to Bradley D. Cooper at the IPO price for cash of $125,000 and a secured note of $2,375,000.

The principal source of the Company's liquidity historically has been, and in the future is expected to be, cashflow from operations.

Cashflow from operations decreased from $3.3 million for the nine months ended March 31, 1997 to $3.0 million for the nine months ended March 31, 1998. The reduction in cash flow provided by operations reflects the current expansion of the Company's international operations. The increase in inventories during the nine months ended March 31, 1998 reflects increased sales in the international operations and the need to carry increased inventories to meet these sales. Furthermore, the transition from air to sea freight required the accumulation of buffer stock in New Zealand, Europe and South Africa. Additional inventory was also required in Europe to ensure sufficient levels of stock were available for the opening of the German operation.

Accounts receivable increased during the nine months ended March 31, 1998 as a result of the continued expansion of the Distributor Network in the nine months ended March 31, 1998.

Net cash used in investing activity increased from a deficit of $3.5 million during the nine months ended March 31, 1997 to a deficit of $0.7 million during the quarter ended March 31, 1998. This was a result of the settlement of related party balances.

Net cash generated from financing activities increased from a deficit of $0.1 million during the nine months ended March 31, 1997 to a surplus of $3.5 million. This increase was a result of the completion of the initial public offering of July 15, 1997 less float expenses incurred (excluding prepaid float expenses).

The Company entered into an AUD2.5 million dollar collar hedge on October 1, 1997 with an expiry date of June 30, 1998. The contract was taken out to secure a foreign currency translation rate within a band of 0.7200 and 0.7461 for AUD conversion to USD. Additionally, on December 4, 1997 the Company entered into a forward contract selling AUD1.0 million for USD at 0.6800. These contracts have been marked to market as at March 31, 1998.

Investment in affiliated companies represents the acquisition by the Company of 50 percent of FAI Finance Corporation (FFC) from FAI Insurances (ASX: FAI). FFC is a leading consumer finance company in both Australia and New Zealand and finances more than 80% of all customer accounts serviced by the Company's distributorship network in Australia and New Zealand. The purchase price of $7,016,525 is being vendor financed over a period of five years at a fixed interest rate of 7.75% per annum payable monthly in arrears ("FFC Note"). The first installment of $1,631,750 was paid on January 2, 1998 and no further principal installments are due during the three month period ended March 31, 1998. Interest in the amount of $111,000 was paid on the FFC Note for the three months ended March 31, 1998. The Agreement also granted the option (the "Option") at no additional cost, exercisable over four years from the date of the Agreement, to purchase the remaining 50% interest in FFC, from FAI, for the same consideration plus 50% of FFC's retained earnings at the time the Option is exercised. The total purchase price for the remaining shares in FFC will be financed by FAI over four years from the date the Option is exercised.

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

ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Part II - OTHER INFORMATION

ITEM 5.   Other Information

Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K



  (a)     Exhibits:

               3(a) The Company's Certificate of Incorporation, incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26399), as amended, filed with the SEC July 14, 1997.

               3(b) The Company's By-laws, incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26399), as amended, filed with the SEC July 14, 1997.

               27.       Financial Data Schedule (EDGAR version only)

  (b)     Reports on Form 8-K

          (i) On January 15, 1998, the Registrant filed a report to disclose the purchase of 50% of the shares of FAI Finance Corporation Pty. Ltd. from FAI Insurances Limited, a 41.1% shareholder in the Registrant. In accordance with Item 7 (a) (4) and 7(b) of Form 8-K, the financial statements called for by Item 8-K and Rule 3-05 of Regulation S-X, and the pro forma financial statements called for by Item 7(b) of Form 8-K and Article XI of Regulation S-X, were filed on March 15, 1998.

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


                                  HOME SECURITIES INTERNATIONAL, INC.
                                               (Registrant)



                                  By:
                                      _________________________________________
                                                Bradley D. Cooper
                                        Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



                                  By:
                                      __________________________________________
_                                                   Mark Whitaker
                                      Vice President of Finance and Treasurer
                                    (Principal Financial and Accounting Officer)


Dated: May ___, 1998