Form 10-K
period 1998-06-30
HOME SECURITY INTERNATIONAL INC
filed 1998-10-06
CIK 1038262

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-14502

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                                $.001 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  AGGREGATE MARKET VALUE, AS OF OCTOBER 2, 1998, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $25,181,281 BASED ON THE LAST REPORTED SALE PRICE ON THE AMERICAN STOCK EXCHANGE.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 2, 1998: 5,150,500 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant intends to file a definitive Proxy Statement pursuant to regulation 14A within 120 days after the end of the fiscal year ended June 30, 1998. Portions of such Proxy Statement are incorporated by reference in Part III of this report.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                               ITEM 1. BUSINESS

OVERVIEW

  Home Security International, Inc., a Delaware corporation (the "Company") is a direct sales company which, through an extensive distributor network (the "Distributor Network"), sells, installs and services a residential security alarm system marketed under the tradename SecurityGuard, principally in Australia and New Zealand, with expanding international operations in Europe, South Africa and North America. The Company's security system (the "SecurityGuard System") includes a SecurityGuard alarm, which provides home protection to a customer's premises through an interior heat sensitive motion detector, flashing lights, a siren, window decals and a centralized processing unit ("CPU") with the ability to communicate signals to a central monitoring station, as well as a smoke alarm/detector, a rechargeable fire extinguisher, and a fire blanket. In order to capitalize on its base of customers with installed SecurityGuard Systems (which the Company believes to be approximately 182,000, based on the number of units sold since the Company's inception), the Company is continually seeking additional methods of generating recurring revenue, including the sale of extended warranties to its customers and the introduction of on-line alarm monitoring services in Australia and New Zealand in the next twelve months.

  The Company was founded by Bradley D. Cooper and commenced business in Sydney, Australia in 1988. At its inception, the Company sold alarms through part-time dealers who purchased franchises from the Company. In May 1991, the Company adopted a more traditional sales structure by shifting to commission-based compensation for its employees/agents, who were given extensive in-house sales training. Although this approach allowed the Company to expand and establish an office in Melbourne, Australia and to grow to five offices in Australia within a year and a half, the growth and the income generation of its sales force plateaued. In response to this development, in early 1993, the Company implemented the Distributor Network strategy, which converted the existing Company owned and operated branch offices to independently owned and operated distribution offices, and converted the Company employed salespersons to independent distributors responsible for their own costs. The Company believes that this shift to the Distributor Network strategy is responsible for the rapid growth in unit sales since that time. Since the first independent distribution office launched its operations in September 1993, the Company has grown to a total of sixty-seven distribution offices in Australia and New Zealand, with an additional eighteen offices in Europe, South Africa and North America.

  In 1990 50% of the Company was sold to FAI Insurances Limited ("FAI Insurances") and the remaining 50% was sold to FAI Insurances in a series of transactions during 1994 and 1995. In November 1995, FAI Insurances sold the home security operations of the Company outside Australia and New Zealand (the "International Assets") to Bradley Cooper.

  On March 31, 1997, FAI Insurances Limited ("FAI Insurances") acquired the home security operations of the Company outside Australia and New Zealand (the "International Assets") from Mr. Cooper. Thereafter, on June 30, 1997, the Company acquired from FAI Insurances (i) the Australian and New Zealand security alarm operations ("Australia and New Zealand Operations") of FAI Insurances and (ii) the International Assets (collectively, the "Reorganization"), and thereby began operations as a Delaware corporation. Following the Reorganization, in July 1997 the Company completed an initial public offering (the "IPO") of its common stock, $.001 par value per share (the "Common Stock"). On July 20, 1998 the Company filed a registration statement with the Securities and Exchange Commission (the "Commission") in order to offer an additional 1,300,000 shares of Common Stock to the public (the "Offering"). In light of recent conditions in the securities markets, the Company is unsure of the timing or feasibility of such an Offering.

SECURITY ALARM INDUSTRY

  According to the IBIS Information Service Report on the Security and Investigative Services L7864, printed April 14, 1997 (the "IBIS Report") the security alarm industry in Australia derives 90% of its revenue from businesses and 10% from households, and is concentrated among four companies, including the Company, Brambles Industries Ltd., Chubb Security Holdings Australia Ltd. and Tempo Services Ltd., who account for approximately 68% of the market. The IBIS Report indicated that gross sales for the entire industry for 1995-1996 were AUD $866 million and that the real rate of growth during that year was estimated at 3.5%. The Company's management believes that growth in the residential security alarm industry is attributable to a number of factors. First, it appears that media coverage of crime, along with political discussions concerning its causes and remedies, have increased public consciousness of crime. Second, a number of insurance companies offer premium discounts to customers with security and fire detection systems or require their customers to maintain such systems as a condition of coverage. Third, the worldwide residential market for security alarms remains relatively unpenetrated. Fourth, there is an industry trend toward reducing installation costs to increase affordability.

  The Company believes that the security alarm services industry is characterized by the following attributes:

    High Degree of Fragmentation. Although residential security alarm services in Australia, New Zealand and worldwide are consolidating, the industry remains highly fragmented, consisting of major international companies and a large number of local and regional companies within each geographic market. The fragmented nature of the industry can be attributed to the low capital requirements associated with performing basic installation and maintenance of security alarm systems. However, the business of a full service, integrated security services company providing central station monitoring services is capital intensive, and the Company believes that the high fixed costs of establishing both central monitoring stations and full service operations contribute to the small number of national competitors in each international market.

    Continued Product Diversification and Integration of Services. The products and services marketed in the residential security alarm industry range from alarm systems that provide basic intrusion and fire detection to sophisticated systems incorporating features such as closed circuit television and access control. A recent trend in the residential security alarm industry has been increased integration of different types of products into single systems provided by single vendors. The Company believes that this trend is a result of the need for enhanced security services on a more cost-effective basis. Whereas basic alarm systems were once adequate for many businesses and homes, it appears that many consumers now demand remote control access and monitoring integrated into a single system to provide for their overall security needs. A security alarm system which provides burglar and fire alarm monitoring and remote control, all integrated into one central system, not only provides enhanced security services, but also is more cost-effective than separate systems installed by separate vendors. Accordingly, the Company is aggressively positioning itself to take advantage of this trend by expanding the services offered to its customers to include 24-hour monitoring services. In this environment, the Company believes that it can gain a competitive advantage over smaller companies in the industry that do not have the infrastructure or the expertise to support the larger and more sophisticated integrated systems.

    Advances in Digital Communications Technology. Alarm systems use either hardwired or wireless technology for systems installed on subscribers' premises and may include digital, multiplex and wireless (radio) technologies for the transmission of alarm signals to a central monitoring center. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, alarm monitoring companies were required to maintain a large number of geographically dispersed monitoring stations in order to achieve a national or regional presence. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has not only decreased the cost of providing alarm monitoring services, it has also substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the subscriber equipment available to consumers in the residential and commercial markets and has substantially reduced service costs because many diagnostic and maintenance functions can be performed from a vendor's office without sending a technician to the customer's premises.

STRATEGY

  The Company expects to increase sales by continuing to focus its sales efforts on markets underserved by the security alarm industry, by increasing the size of the Distributor Network in those countries in which it now operates and by initiating the Distributor Network in new international markets. The Company also expects to generate sources of recurring revenue by offering its existing base of customers with installed alarms security related services, such as extended warranties and on-line monitoring services. The Company is also seeking to become more efficient and cost-effective by taking advantage of the increased economies of scale afforded by its growth and through the integration of its strategic acquisitions, which should allow the Company to realize increased profits. Each of the key elements of the Company's growth strategy is discussed below.

  Focus on Underserved Markets. The Company's sales and marketing efforts are focused on demographic groups which have traditionally been underserved by the security alarm industry. The Company aggressively markets its products to middle income families and retired persons in contrast to a majority of its competitors, which tend to focus their attention on the upper middle class market. The Company believes that by focusing its marketing on the underserved markets it currently serves, the Company will continue to reach a customer base which has been historically ignored by the security alarm industry.

  Increased Penetration of Existing Geographic Markets. The Company believes that its success is directly related to its increased penetration of existing geographic markets. By actively expanding the Distributor Network in existing geographic markets via increasing the number of independent sales agents and distributors in those areas, the Company believes that it will be able to increase account density in those regions and thereby enhance the efficiency of its operations and its distributors. By increasing sales in a given area, the Company believes that it achieves increased operating efficiencies associated with providing its 24 hour emergency response services and warranty maintenance. Also by increasing the number of SecurityGuard System installations in each distributor area in which it has already secured customers, it will be able to provide monitoring to its customers at a lower marginal cost. Additionally, as the Company penetrates a new market it develops a reputation for providing quality products and superior customer service, which enhances community awareness of the Company. The Company believes this increased community awareness is important to its ability to generate high quality sales leads.

  International Expansion. The Company is committed to actively expanding its international operations and is placing greater emphasis on those operations as a significant source of future growth. The Company intends to expand its international operations via the controlled growth model it employed to successfully grow its Australian and New Zealand operations. The Company's strategy is to develop a limited number of distribution offices in each new market it enters while learning the intricacies and nuances of selling to such market before aggressively expanding its distributor base within that market. This plan will be implemented by the Company's existing senior management team, who will spend extended periods of time in markets targeted for expansion in order to more effectively direct the growth of the international operations. After targeting a region for expansion, the Company generally appoints a limited number of Distributors for that region. These Distributors are responsible for establishing operations in the designated region and report directly to the Company's head office in Australia. Prior to appointment in a new market, each new Distributor must successfully complete an intensive twelve week training program at the Company's offices in Australia. The Distributors bear all costs of commencing operations in their respective markets, other than initial recruitment and product approval expenses.

  Additional Services and Recurring Revenue. The Company continually seeks to generate additional and recurring revenue from its existing base of customers with previously installed SecurityGuard Systems (which the Company believes to be approximately 182,000, based on the number of units sold since the Company's inception). To this end, the Company currently sells extended warranties to its customers (to supplement the one year limited warranty which accompanies the sale of the SecurityGuard System) and intends to offer online security alarm monitoring services to its customers in Australia and New Zealand within the next twelve months. The Company currently offers, as part of the SecurityGuard System, twenty-four hour emergency response services, which is provided by local security patrol persons upon telephonic notification that an alarm has sounded. In May 1998 the Company began offering on-line monitoring services on a limited basis to its customers in South Africa and intends to offer on-line monitoring in other markets when the Company's base of customers with installed SecurityGuard Systems in any such region is sufficient to support such an operation.

  Vertical Integration. In order to enhance sales and improve operating efficiencies and margins, the Company in December 1997 closed one strategic acquisition, whereby it acquired a 50% interest in FAI Finance Corporation Pty Ltd ("FFC"), a consumer finance company primarily in the business of financing purchases of the SecurityGuard System in Australia and New Zealand (the "FFC Transaction"), and in July 1998, the Company announced its intention to close a second strategic acquisition, whereby it will acquire a 75% interest in Ness Security Products Pty Ltd ("Ness"), which manufactures the SecurityGuard alarm (the "Ness Transaction"). Pursuant to the FFC Transaction, the Company acquired a 50% equity interest in FFC, a consumer business finance company operating in Australia and New Zealand, along with an option (the "FCC Option"), at no additional cost, exercisable within four years of the date of the FFC Transaction, to purchase the remaining 50% equity interest in FFC from FAI Insurances, for the same consideration plus 50% of the net change in FFC's retained earnings from the date of the FFC Transaction until the date the FFC Option is exercised. FFC was originally founded primarily to provide financing for the Company's security alarm sales, particularly for those consumers not normally serviced by traditional financing companies, such as retired persons and renters. Although for the fiscal year ended June 30, 1998, approximately 80% of the principal amount of all consumer loans made by FFC were made to finance SecurityGuard System purchases in Australia and New Zealand, in recent years FFC has begun diversifying its products and services to become less dependent on the Company as a source of business. The acquisition of FFC by the Company helps ensure that the operations of FFC will continue to primarily serve the Company's interests. In addition, the Company believes the FFC Transaction is critical to the future growth of the Company because it reduces an operational risk by ensuring the availability of credit to purchasers of the SecurityGuard System in Australia and New Zealand, of whom, during the fiscal year ended June 30, 1998, approximately 75% of purchases of the SecurityGuard System in Australia and New Zealand were financed (and approximately 74% of those purchases were financed by FFC). It is also anticipated that FFC will market additional products and services to the Company's customers as a way for FFC to generate additional revenue. See "Business--Strategic Acquisitions."

  The Company also intends to acquire a 75% interest in Ness, the manufacturer of the SecurityGuard alarm. Ness is a leading designer and manufacturer of security and safety related products within Australia. Sales of the SecurityGuard alarm to the Company represented approximately 77% of Ness' sales during the fiscal year ended June 30, 1998, which has resulted in attempts by Ness to diversify its product line and thereby increase sales to other companies. Consummating the Ness Transaction ensures that the business operations of Ness will be primarily focused on serving the interests of the Company. The acquisition of Ness will also reduce certain operational risks by affording the Company better control over production times and schedules, which have become more important in light of the greater lead times required to ensure timely delivery of the Company's products in international markets. The Company also believes it will be able to reduce the manufacturing cost of the SecurityGuard alarm by more effectively negotiating with Ness' suppliers. Furthermore, the Company will effectively achieve a higher profit margin on the sale of the SecurityGuard System by recovering in income 75% of the price mark-up currently charged by Ness to the Company. Ness also has an award winning research and development staff which will facilitate the development of enhancements to the SecurityGuard System, including a dialer to assist the Company in providing future on-line monitoring services to its existing base of customers. See "Business--Strategic Acquisitions."

GEOGRAPHIC OPERATIONS

  The Company has been actively selling SecurityGuard Systems for approximately eight years in Australia and New Zealand and believes it is one of the fastest growing residential security alarm businesses in the market. Currently there are fifty-five distributor offices in Australia and twelve distributor offices in New Zealand. The Company has experienced significant increases in unit sales of alarm systems in Australia and New Zealand over the past five fiscal years. Unit sales in Australia and New Zealand have increased from 12,235 units in fiscal year 1994 to 50,081 units in fiscal year 1998.

  Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has declined in value relative to the U.S. dollar from .7452 on July 1, 1997 to .6192 on June 30, 1998 and as of September 25, 1998 was valued at
 .5911 as compared to the U.S. dollar.

  The Company is actively expanding its international operations and is placing increasing importance on those operations as a significant source of future growth. The Company believes that the characteristics and growth of the Australian and New Zealand markets are representative of the conditions that exist in the other countries in which the Company operates or plans to commence operations. The Company currently maintains a total of twenty-four international distributor offices located in Belgium (one), Canada (two), Germany (five), the Netherlands (five), South Africa (one), the United Kingdom (seven) and the United States (three). Of the twenty-four international offices, sixteen have been opened since July 1, 1997; one in South Africa, two in the United States, five in the United Kingdom, four in Germany and four in the Netherlands. Unit sales for the international markets have increased from 1,157 units in fiscal year 1995 to 7,508 units in fiscal year 1998. See "Home Security International, Inc.--Notes to Consolidated Financial Statements, Note 13" for a more detailed discussion of the Company's operation split by geographic location.

  Over the next two years the Company intends to continue its international expansion by adding distribution offices in established markets and entering new markets. The planned international expansion efforts outside Australia and New Zealand may cause an increase in expenses from time to time, without necessarily generating a corresponding increase in revenue. Additionally, the lack of availability of financing in new regions could significantly impact the successful expansion of the Company's operations. See "Risk Factors--Risk of International Expansion"; "Risk Factors--Dependence on Consumer Financing." There can be no assurance that the success of the Distributor Network and corresponding operating results in Australia and New Zealand can be replicated throughout the world.

THE SECURITYGUARD SYSTEM

  The Company's SecurityGuard alarm was designed and developed by Ness and is a two time winner of the prestigious Australian Design Award (1992 and 1996) and a winner of the Australian Design Mark (1996). The Australian Design Mark and the Australian Design Award are awarded by Standards Australia, an independent not-for-profit organization which utilizes industry and design experts to evaluate products for excellence. To attain the Australian Design Mark, a product must achieve excellence in four key areas: (i) the design process; (ii) the product; (iii) the manufacture of the product; and (iv) the product lifecycle. Generally, a product must first achieve the Australian Design Mark to be eligible to receive the Australian Design Award. In special circumstances products that are innovative and original in design can achieve the Australian Design Award without first receiving the Australian Design Mark. Due to its innovative design, in 1992 the SecurityGuard alarm received the Australian Design Award prior to receiving the Australian Design Mark. In 1996, the SecurityGuard alarm was only one of 37 products to achieve the Australian Design Mark, and thereafter was only one of eight products to achieve Australian Design Award status in that year.

  The basic SecurityGuard alarm provides protection for two openings to the premises through interior heat sensitive motion detectors, a siren, flashing lights, window decals and a CPU with the ability to communicate signals to the Company's proposed central monitoring station. In addition to the SecurityGuard alarm, as part of the SecurityGuard System, the Company provides the customer with a smoke alarm/detector, a fire extinguisher and a fire blanket. The Company's smoke alarm/detector features dual ionization chambers to limit false alarms, incorporates low battery warning beeps and when triggered, emits a loud persistent siren noise in the high frequency range of the audible sound spectrum. Smoke alarm/detectors are recommended by all fire and emergency services, and are now compulsory in new homes in certain areas. Customers have the option of adding sirens and motion detectors and increasing fire protection by means of additional smoke and heat detectors and alarms. The SecurityGuard System also features the ability to arm and disarm the alarm via a wireless remote control device which also acts as a "panic button". The remote control feature of the SecurityGuard System helps differentiate the Company's alarm from those of its competitors whose alarm systems generally require the input of a security code to arm and disarm the alarm. Also included within the cost of each SecurityGuard System is a one year limited warranty on system parts and a one year limited warranty on labor.

  The SecurityGuard alarm is molded in an extruded polycarbonate casing and features double soldered circuitry, a sealed independent power source, battery back up and automatic testing of battery power supply. It is radio controlled with access through a radio transmitted, sixteen digit, binary code bit stream. It has a security key override switch, and a 120 decibel (at 1 meter) horn speaker installed within the alarm, plus an external siren and blue flashing strobe light. The alarm features infra-red detection cells that respond effectively to body temperature, remote controls and a tuner set to optimum range, signal and strength. The alarm's volume is deliberately set at a level that causes extreme discomfort to human beings and should result in the invader leaving the premises. In addition, the volume of the alarm is sufficient to alert not just the home's residents, but also their neighbors, increasing the likelihood that the invader will be seen and apprehended. The alarm reacts instantaneously on detecting an intruder, reducing the intruder's ability to search for or remove valuables. Unlike silent alarms, which are linked to police stations or other patrols, the SecurityGuard System's immediate shrill alarm does not furnish the home invader with a pre-established or known response time. The design of the SecurityGuard alarm is not intended to assist in catching intruders, but to prevent protected homes from being burglarized or invaded and to minimize losses if they are invaded. The SecurityGuard System complies with the relevant Australian/NZ Standards for alarm system manufacture, AS2201.1/5. The system carries guarantees of quality and service on terms and conditions comparable to others in the industry.

  The SecurityGuard System installed by the Company is a wireless alarm system, which uses radio signals from transmitters incorporated into the protective devices to communicate activation signals from such devices to the customer's CPU. By comparison, hard-wire devices, which are characterized by substantially higher initial costs to the customer, use actual wires to connect each of the protective devices to the customer's CPU. Wireless devices can generally be installed more simply and quickly than those that require alarm wiring, thus reducing labor costs. In addition, wireless devices are also easy to remove and reinstall when a customer relocates to a new residence.

SERVICES

  24 Hour Emergency Response Services; On-line Monitoring. The Company currently offers twenty-four hour emergency response service to its customers as part of its SecurityGuard System for five years from the date of installation. As part of this service the Company contracts with local security patrol services to send personnel to a residence upon telephonic notification that an alarm has sounded. In addition, the Company intends to market twenty-four hour on-line monitoring services to all of its Australian and New Zealand customers within the next twelve months and began providing (on a limited basis) twenty-four hour on-line monitoring to its South African customers in May 1998. Initially, the Company intends to outsource the monitoring in Australia and New Zealand to a central station in Sydney, Australia that utilizes advanced communications and computer systems to route incoming alarm signals and telephone calls to operators. The Company intends to begin construction of its own central monitoring station in Sydney, Australia in March 1999. Monitoring stations in each of the Company's international markets will be established as its installed base in such market is sufficient to support such an operation. Depending on the type of service chosen by the customer, central monitoring personnel will respond to alarms by relaying information to local security patrols or police departments, notifying the customer or taking other appropriate action. Non-emergency administrative signals will include power failures, low battery signals, deactivation and reactivation of the alarm monitoring system, and test signals, and will be processed automatically by central monitoring station computers.

  Extended Warranty. In September 1996, the Company commenced offering an extended warranty program to its customers in Australia and New Zealand, which offers the opportunity to extend the original manufacturers product warranty of twelve months by an additional twelve or twenty-four months. The cost of the extended warranty to the customer is AUD $99 for twelve months and AUD $169 for twenty-four months. The extended warranty contract covers all costs of repairs during the contract period. From the time the Company commenced its extended warranty program through June 30, 1998 it had entered into 17,252 extended warranty contracts. The percentage of contracts divided between twelve and twenty-four-month contracts were 38% and 62% respectively. The income derived from the sale of extended warranty contracts is recognized proportionately over the period of each contract.

  Installation And Field Services. Each distribution office is required by the Company to maintain its own installation and field service personnel. Distributors subcontract services and installation to third parties who are trained by the Company to install and maintain the SecurityGuard System. Installations of new systems are performed promptly, without charge, after the completion of the sale. After completing an installation, the technician instructs the customer on the use of the system and furnishes a written manual and, in many instances, an instructional video. In order to demonstrate its commitment to customer service the Company also requires each technician to clean up all debris caused by the installation of the system before completing the installation, as well as offering to perform any other minor maintenance work for the customer. Additional follow-up instruction is provided by "Independent Agents" (See "Business--Distributor Network") as needed. As the density of the Company's customer base increases, the Company will be able to more efficiently schedule and route field service technicians. The increased efficiency in scheduling and routing also allows the Company to provide faster field service response and support, which leads to a higher level of customer satisfaction.

SALES AND MARKETING

  The Company's business success is dependent upon the continued successful implementation of its "Direct Sales Marketing Program" by its Distributor Network. The Direct Sales Marketing Program is a systematic approach to selling the SecurityGuard System through low cost lead generation, telemarketing and in home sales appointments. The program focus is on middle income families and retirees, a market which the Company believes has been historically underserved by the security alarm industry. Sales leads are generated using various methods, including referrals from in home sales appointments, shopping center "drop box" promotions and the collection of crime awareness and fire safety surveys conducted in shopping malls and in targeted neighborhoods. These leads are then utilized by telemarketers to set up in home sales appointments, during which the sales representatives make a crime awareness and fire safety presentation and then demonstrate the functionality of the SecurityGuard System. In order to increase the effectiveness of its Direct Sales Marketing Program, the Company requires participants in its Distributor Network to regularly participate in comprehensive training seminars developed by the Company relating to all aspects of its Direct Sales Marketing Program. The Company believes that its Direct Sales Marketing Program represents a competitive advantage over other security alarm companies.

  The Distributor Network is responsible for all marketing of the SecurityGuard System. The Company does not generally use media advertising to promote the SecurityGuard System; instead, it relies on the Independent Agents to generate leads. The Independent Agents solicit sales leads from every in-home appointment, as well as through shopping mall "drop box" promotions and the collection of crime awareness and fire safety surveys. In exchange for completing a survey or participating in a promotion, individuals are given a chance to win a free SecurityGuard System. Telemarketers contact individuals who respond to these efforts and make appointments for home visits by Independent Agents. Each individual who hosts an in-home sales appointment, regardless of whether the individual makes a purchase, receives a valuables register, a book containing crime, fire and general home safety tips and a personal attack alarm. During the in home presentation, the Independent Agents present a mounted display of the alarm and related equipment and describe their features. Furthermore, the Independent Agents use the in-home presentation to educate the consumer with regard to the crime level of the area and the utility of the SecurityGuard System in dealing with crime and in reducing danger and losses to the property.

  The Company believes the utilization of these selling methods is an effective means of generating quality leads and a high frequency of in-home sales appointments from such leads. By focusing on persons who participate in its promotions and surveys, and confirming the individuals' continued interest through follow-up telephone contact to arrange in-home appointments, the Distributor Network identifies those persons most likely to respond favorably to its sales efforts. This has led to sales rates from home visits which are much higher than for companies which rely on random door to door sales. The Company also believes that by making sales to multiple homes in a neighborhood and increasing crime awareness in the neighborhood, crime prevention synergies and additional sales opportunities are achieved as neighbors begin to work together to minimize crime. While the Company's sales approach relies on an emotional response from the potential customer, the Company maintains an active training and compliance program to deter abusive sales practices and to ensure that the Independent Agents do not use a high-pressure approach to increase unit sales.

  The Company's sales and marketing approach stresses three aspects of the SecurityGuard System: deterrence, detection and ejection. The Company believes that the mere existence of a security alarm system in a home deters burglars and home invaders from attempting entry. The features of the SecurityGuard System are aimed at detecting any unauthorized access. Once activated, the alarm is designed to provoke a quick flight response by the intruder, preventing a burglary or, at a minimum, minimizing the loss.

  Customer Service. In 1995, the Company implemented its "We Care" customer satisfaction program by recruiting, as its Director of Customer Care and Compliance, an individual who had previously been a Senior Investigation Officer of an Australian state government consumer affairs organization. The We Care program consists of a number of measures intended to maximize customer satisfaction, including an annual survey of customers, periodic awards to participants in the Distributor Network who maintain superior customer satisfaction, and the installation of a toll-free number which customers can call with any questions or complaints. The We Care program also includes a total quality management program through which the Company analyzes and documents all processes critical to customer satisfaction, including sales, installations, monitoring, billing and customer service. The Company then implements improvements and continually updates the analysis process.

DISTRIBUTOR NETWORK

  The Distributor Network is a structured sales hierarchy of "Independent Agents", "Area Distributors" and "Distributors" who are compensated solely on the basis of sales of the Company's SecurityGuard Systems. The Company believes that it possesses an advantage over other direct sales companies since advancement through the Distributor Network is based exclusively on the participant's success in sales of the Company's products, rather than recruitment of other sales representatives. The Independent Agents, who are the entry level participants in the Distributor Network, are motivated by an attractive sales commission structure, as well as the opportunity to become Area Distributors who own and operate their own distribution business. Independent Agents are promoted based on a proven ability to sell the Company's products over a defined period of time. Each Area Distributor purchases products from the Company for resale to end users through Independent Agents who operate out of their offices. Successful Area Distributors, in turn, can become Distributors who earn an override on sales by the Company made to their attributed Area Distributors as well as continuing to earn profits on the sales made by their distribution business. The Company believes that the Distributor Network, in addition to offering a potential for substantial individual compensation and profit, is an effective motivational tool which emphasizes peer ranking and recognition in order to improve sales performance. The Company also believes the Distributor Network gives it a significant strategic advantage over its competitors by limiting the capital investment needed to grow the Company, since its Area Distributors and Distributors are responsible for most costs associated with running their distribution businesses (including all recruitment, telemarketing and SecurityGuard System installation costs). The following is a description of each tier of the Distributor Network.

  Level 1--Independent Agent. The majority of the sales personnel within the Distribution Network are Independent Agents who contract directly with Distributors and Area Distributors. Independent Agents are compensated solely by commissions paid by the Area Distributors or Distributors on SecurityGuard System sales made by the Independent Agent. The Independent Agents primary responsibilities include the generation of leads and the delivery of scripted in home sales presentations to potential customers. Every prospective Independent Agent starts as an agent in training and goes through the Company's training program, which includes accompanying existing Independent Agents on in home sales presentations prior to becoming an Independent Agent. For an Independent Agent to be promoted to an Area Distributor he/she is required to achieve a predetermined level of sales over a specified period and must successfully complete a course in area distributorship operation. As of June 30, 1998, the Company had 758 Independent Agents (including 164 agents in training and 132 agents in markets outside of Australia and New Zealand).

  Level 2--Area Distributors. Area Distributors sell the SecurityGuard System to the public utilizing the Independent Agents as their sales representatives. Area Distributors own and operate their own offices and are responsible for most costs associated with the implementation of the Direct Sales Marketing Program within their assigned area, including telemarketing, lead generation and recruitment. Independent Agents operate from the Area Distributor's premises and are paid commissions by the Area Distributor based on their sales of SecurityGuard Systems. The Area Distributors purchase the SecurityGuard Systems directly from the Company, and their compensation is the profit earned from the sales of the SecurityGuard Systems less the payment of (i) commissions to Independent Agents, (ii) the cost of the purchases of the SecurityGuard System by the Area Distributors and (iii) operating expenses (including recruiting, telemarketing and installation costs). There is no limit to the number of Independent Agents that can operate out of an Area Distributor's office. For Area Distributors to be promoted to Distributors, they are required to achieve a predetermined level of sales within a specified period and must successfully complete a course in advanced distributorship operation. As of June 30, 1998, the Company had fifty-one Area Distributors, including fifteen in markets outside of Australia and New Zealand.

  Level 3--Distributors. Distributors, with support from the Company, are responsible for ensuring that Independent Agents are motivated and proficient in all aspects of direct sales by, among other items: (i) ensuring that all new Independent Agents go through a specified training program which includes proficiency tests, video taping and "on the job" observation and critical analysis; (ii) organizing major conferences annually, as well as running weekly internal training seminars; (iii) professionally videotaping major training conferences and seminars; (iv) professionally recording teleconferences of meetings where Distributors discuss topics on business enhancement, such as lead generation; (v) running reward programs for the introduction or recruitment of new staff members; and (vi) recognizing and rewarding other staff for securing new customers. Distributors are compensated in a manner similar to the Area Distributors, although they may purchase SecurityGuard Systems from the Company at a slightly lower price per unit than Area Distributors. In addition to earning profits on sales made by their own distribution business, Distributors receive a commission override for all purchases by Area Distributors within the Distributor Network that are attributed to them by the Company. Independent Agents working under a Distributor are paid the same commission structure as those working under an Area Distributor. As of June 30, 1998, the Company had thirty-seven Distributors, including nine in markets outside of Australia and New Zealand.

  Historically, the Company has also utilized "Dealers" to sell the SecurityGuard System to the public. Dealers operate out of a Distributor's or an Area Distributor's office, under the supervision of the Distributor or Area Distributor, as the case may be. Dealers, like Independent Agents, are compensated solely by commissions on SecurityGuard Systems sold, but earn a greater proportion of the sales price as commission than that earned by an Independent Agent. As of June 30, 1998 there were ten persons who had been designated as Dealers by the Company.

STRATEGIC ACQUISITIONS

  FFC Transaction. On December 31, 1997, the Company purchased 50% of the shares of FFC (the "FFC Shares") from FAI Insurances in the FFC Transaction. FFC, a consumer finance company with operations in Australia and New Zealand, was the financing source for approximately 74% of the financed sales of the SecurityGuard System to end users in Australia and New Zealand for the fiscal year ended June 30, 1998, which constituted approximately 56% of all sales of the SecurityGuard System in Australia and New Zealand during that period. The purchase price for the FFC Shares of $7,016,525 was paid through the delivery of a five year promissory note (the "FFC Note"), which bears interest at a rate of 7.75% per annum payable monthly in arrears and is secured by the FFC Shares. The first installment of $1,631,750 was paid on January 2, 1998. The next principal installment of $619,233 is due on December 31, 1998. Pursuant to the terms of the FFC Note, as amended, the Company is required to utilize any funds raised in any equity offering subsequent to the FFC Transaction to pay down the FFC
Note if available after paying the cash portion of the Ness Transaction. The Company also received the FFC Option, at no additional cost, exercisable within four years of the date of the FFC Transaction, to purchase the remaining 50% interest in FFC from FAI Insurances, for the same consideration plus 50% of the net change in FFC's retained earnings from the date of the FFC Transaction until the date the FFC Option is exercised. If the FFC Option is exercised, the purchase price will be financed by FAI Insurances over a four-year period from the date on which the FFC Option is exercised on terms comparable to the FFC Note.

  FFC is a consumer and business finance company which specializes in the provision of consumer credit, primarily to purchasers of the SecurityGuard System through sales finance arrangements with the Company and participants in the Distributor Network, and also through personal loan and insurance products which are not currently part of the Company's business. The FFC Transaction ensures that the operations of FFC will be focused primarily on servicing the Company's customers. The Company believes the FFC Transaction is critical to the future growth of the Company because it will help ensure the availability of credit to purchasers of the SecurityGuard System in Australia and New Zealand. For the fiscal year ended June 30, 1998, approximately 75% of sales by the Distributor Network to end-users were financed on an installment basis. The FFC Transaction also benefits the Company by enabling the Company to utilize the management of FFC to assist the Company in establishing financing arrangements in new international markets. FFC may also be able to capitalize on the Company's existing and future base of customers with installed alarms by marketing additional products and services to them, such as personal loans, as a way of generating additional revenue for FFC.

  FFC was founded in 1991 by FAI Insurances, primarily to provide financing for purchases of the SecurityGuard System in the Australia and New Zealand markets, particularly for certain groups of individuals not normally serviced by traditional financing companies, such as retired persons and renters. For the fiscal year ended June 30, 1998 approximately 80% of all consumer loans made by FFC were made to finance purchases of the SecurityGuard System in Australia and New Zealand. FFC's loan receivables carry a blended interest rate of approximately 23%.

  FFC was initially funded by an interest free loan from FAI Insurances of AUD $30 million, secured by a lien on all of its assets. Since the FFC Transaction, FFC has paid interest, at the rate of 7.75% per annum, on its outstanding loan balance from FAI Insurances (which was $20,272,824 as of June 30, 1998). In addition, pursuant to a shareholders agreement, FAI Insurances has agreed with the Company that for every dollar the Company loans to FFC, FAI Insurances is obligated to match the amount of the loan. The Company believes FFC will be an attractive use of funds for its excess cash flows from operations.

  Currently, FFC's principal source of funds is a Receivables Purchase Agreement with Westpac Banking Corporation ("Westpac"), pursuant to which FFC sells eligible receivables to Westpac and undertakes to continue to service the receivables in exchange for a management fee. The net effect of the arrangement provides Westpac with approximately one-third of the interest collected by FFC, in exchange for providing FFC with the funds. The net cost of funds to FFC incorporates the historical effect of non-payment, as FFC bears the risk of non-payment on each financing arrangement sold to Westpac. The maximum currently available to FFC under the Receivables Purchase Agreement is AUD $30 million. The Company believes that the Receivables Puchase Agreement provides FFC the necessary capital to support its financing activities and future growth. The Company also believes it will be able to actively grow the receivables balance of FFC. In addition to the funds which may be loaned to FFC by FAI Insurances and the Company, FFC is actively seeking to expand its receivables facility with Westpac and is evaluating additional options as a way of growing its receivable balance. See "Business-- Strategy".

  FFC's main office is located in Sydney, Australia. FFC also maintains an office in Auckland, New Zealand. As of June 30, 1998, FFC had forty-two employees in Australia and fourteen employees in New Zealand.

  Ness Transaction. On July 17, 1998, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement"), amended as of September 30, 1998, whereby the Company agreed to purchase all of the issued and outstanding common stock of International Integrated Home Security Limited ("IIHSL"), a British Virgin Islands holding company. IIHSL is the holder of 75.04% of the issued and outstanding common stock of Ness. Ness is a designer and manufacturer of security alarm products in Australia and the Company's sole supplier of the SecurityGuard alarm. For the fiscal year ended June 30, 1998, the Company's purchases of the SecurityGuard alarm from Ness represented approximately 77% of Ness' total sales. The purchase price for all of the issued and outstanding common stock of IIHSL will consist of the following:
(i) 400,000 shares of Common Stock, (ii) warrants convertible into 360,000 shares of Common Stock at an exercise price of $13.00 per share, which will be exercisable through the year 2003 (the "Ness Warrants") and (iii) $11,398,000 in cash and a secured promissory note (the "Cash Portion"). Initially, the Company intended to close the Ness Transaction immediately following the closing of the Offering. In light of recent conditions in the securities markets, the Company is unsure of the timing or feasibility of such an Offering. Therefore, the Company has renegotiated the terms with the holder of all of the issued and outstanding common stock of IIHSL, and has initiated discussion and negotiations with the holder of the 24.96% minority interest in Ness. The Company intends to close the Ness Transaction as soon as practicable.

  Ness was founded in 1972 and has been the Company's sole supplier of its SecurityGuard alarm since 1989. The Company anticipates that one of the principal benefits of the Ness Transaction for the Company is that it will ensure that Ness' business operations will be focused primarily on producing products for the Company. The Ness Transaction will also enable the Company to better control production times and schedules. Furthermore, the Company will be able to achieve a higher profit margin on the sale of its SecurityGuard Systems by recovering in income 75% of the price mark-up charged for such systems by Ness to the Company and by purchasing the major component parts of Ness' primary products in a more cost effective manner.

  Ness manufactures other products in addition to its SecurityGuard alarm, including its (i) Medi Alarm, a personal alarm that notifies an attendant when the user requires assistance, specifically designed for aged and immobile residents of retirement communities and nursing homes; (ii) D 8 Dialer Security Alarm Panel, a traditional electricity-based security alarm system designed for commercial and residential markets that utilizes a dialer to call a central monitoring station and features eight fully programmable zones, programmable siren, radio interface and secure remote arming/disarming capabilities; (iii) Quantum Dual, a leading security alarm detector which combines a passive infra-red sensor, a doppler microwave and a special anti-creep zone lens that detects human movement directly below the lens where most detectors are "blind" to detect intruders far more reliably than conventional detectors; and (iv) other sensor detector products, including "Nessensor", an advanced high frequency vibration sensor for traditional residential and commercial security system installations.

  Ness has an accomplished research and development staff and an ISO 9001 certified computer board manufacturing facility that utilizes state-of-the-art surface mount technology. The Company believes that Ness' research and development expertise will be extremely important in supporting the Company's ability to successfully provide on-line monitoring services, by assisting the Company in the incorporation of a dialer into the existing SecurityGuard alarm to permit communication with the proposed central monitoring station. For fiscal year 1998, Ness spent approximately 44% of its research and development costs on the Company's product. In fiscal year 1999 the Company anticipates that Ness will focus approximately 70% of its research and development costs on the Company's product. The Company also believes that Ness currently has excess manufacturing capacity that may allow Ness to provide contract manufacturing services for third parties until such time as the Company requires all of Ness' manufacturing capacity. See "Business--Strategy".

  Ness' main office is located in Sydney, Australia, and Ness has distribution offices in each of Melbourne, Perth and Brisbane. Ness also maintains an office in Hong Kong. As of June 30, 1998, Ness had 137 employees in Australia and five employees in Hong Kong.

  Since the inception of Ness' relationship with the Company in 1989, senior management of the two companies have met regularly. The Company is currently a party to a manufacturing/supply agreement with Ness under which Ness manufactures the SecurityGuard alarm for the Company. The agreement precludes termination prior to the year 2007 under normal circumstances, and grants the Company the exclusive right to sell the SecurityGuard alarm throughout the world (except the United States) and a non-exclusive right to sell to the United States market. The agreement also provides that Ness may market and sell the SecurityGuard alarm within the Company's exclusive territory, but only upon the Company's prior written consent, which shall not be unreasonably withheld. The manufacturing agreement further provides that Ness will be permitted to market and sell the SecurityGuard alarm in places where the Company does not intend to carry on business. Ness' right to sell the SecurityGuard alarm in any country terminates if it supplies or sells any product to companies that sell products in that country using a marketing method or strategy which is similar in nature to that used by the Company. Upon consummation of the Ness Transaction the Company plans to renegotiate the manufacturing agreement in order to improve the terms on which it buys the SecurityGuard alarm and to gain the exclusive right to sell the SecurityGuard alarm in the United States.

COMPETITION

  The security alarm industry in Australia, New Zealand and the international markets in which the Company operates is highly competitive and fragmented. The Company competes with numerous other companies for new customers. The Company's three major competitors for first-time purchasers of alarm systems in Australia and New Zealand are Brambles Industries Ltd, Chubb Security Holdings Australia Ltd, and Tempo Services Ltd. Competition for new accounts is based primarily on purchase price, monthly monitoring fee, the range of services offered, and reputation for quality. The Company believes it has a superior marketing strategy because of its focus on underserved markets and the implementation of the Direct Sales Marketing Program to the end user through the Distributor Network. Although the Company believes that it is a leading seller of residential alarm systems in Australia and New Zealand, there is no assurance that the Company will continue to have a competitive advantage in those countries. The loss of any competitive position by the Company in either Australia or New Zealand could have a material adverse effect on the Company.

  In marketing the SecurityGuard System outside of Australia and New Zealand, the Company faces competition from large national and international alarm installation and monitoring companies. Many of those companies are better capitalized than the Company and often offer low-priced installations of security systems. However, the Company believes that it will be able to successfully penetrate and compete in such markets using the same marketing and sales strategy that it uses in Australia and New Zealand.

TRADEMARKS AND INTELLECTUAL PROPERTY

  The Company operates under the tradename "FAI Home Security" in Australia, New Zealand, North America, Europe and South Africa. Pursuant to the Reorganization, the Company's previous royalty agreement with FAI Insurances, which provided for the payment of commissions for each SecurityGuard System sold, in exchange for the use of the "FAI" name and logo, was replaced by a no cost license agreement (the "License Agreement") with FAI Insurances for the continued use of the "FAI" name and logo. The License Agreement permits it to use the "FAI" name and logos on a royalty free, non-exclusive, non transferable basis. Additionally, the License Agreement has a perpetual term and will terminate only upon breach by the Company.

GOVERNMENT REGULATION

  The Company's domestic operations in Australia and New Zealand, as well as its other worldwide operations, are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, the Company is required to obtain licenses or permits prior to the commencement of operations, and the Company may also be required to comply with standards governing employee selection and training, and to meet certain standards in the conduct of its business. Many jurisdictions also require certain of the Company's employees to obtain licenses or permits.

  The alarm industry is also subject to requirements imposed by various insurance, approval, licensing and standards organizations. Depending upon the type of customer served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others. The Company has experienced delays in achieving product approval from local authorities in Belgium, which has resulted in larger than anticipated start-up expenses and delays in the commencement of sales in that country.

  In most countries, the Company's advertising and sales practices are regulated by various consumer protection laws. Such laws and regulations include restrictions on the manner in which the Company promotes the sale of its security alarm systems and require the Company to provide purchasers of its alarm systems with certain rescission rights. From time to time, government regulators have initiated investigations into the Company or members of the Distributor Network.

  Recently, a trend has emerged on the part of local governmental authorities to adopt various measures aimed at reducing the number of false alarms. Such measures include (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on alarm customers for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location and (v) requiring further verification of an alarm signal before the police will respond. See "Risk Factors--Government Regulation".

EMPLOYEES

  At June 30, 1998, the Company employed eighty-two individuals, including sixty-eight on a full-time basis, one on a part-time basis and thirteen employees on an hourly basis. Currently, none of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company believes it has an excellent relationship with its employees.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

  This filing contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this filing, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the residential security alarm industry, the costs of product development and other risks and uncertainties including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's shareholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. Such factors include, but are not limited to, the risks detailed under the caption "Risk Factors" below or otherwise described herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

RISK FACTORS

  THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-K IN EVALUATING THE COMPANY AND ITS BUSINESS.

  Risk of International Expansion. Although the Company's sales historically have been generated in the Australian and New Zealand markets, the Company has initiated expansion programs in Europe, South Africa and North America. There can be no assurance that the Company will be able to market, sell and deliver its products and services successfully in these new markets. A key component of the Company's strategy is deployment of its Direct Sales Marketing Program in markets outside of Australia and New Zealand through its Distributor Network. Although the Company believes that the implementation of the Distributor Network in those markets limits the Company's costs related to expansion, the Company is still required to bear certain start-up costs when entering new markets, including costs related to obtaining regulatory approval of the SecurityGuard System and other pre-operational start-up costs. The expenses associated with establishing the Distributor Network in new markets during any period may substantially affect the Company's operating results during that period. In addition, for the Company to expand successfully into a new market, the Company must obtain a sufficient number and density of customers in that market to support the additional investment made by the Company, and establish a relationship with a local financing company that will finance the purchase of products by customers. There can be no assurance that the required customer numbers and density in any new market will be achieved or that a relationship with a local financing company in that market will be established. If the revenues generated by the Company in new and existing markets are not sufficient to offset the expense of establishing and maintaining the infrastructure to facilitate expansion of international operations, the Company's business, operating results and financial condition could be materially adversely affected. The Company is also subject to certain risks inherent in operating globally, including international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign manufacturing regulations. Furthermore, varying climatic conditions in countries in which the Company operates or intends to commence operations may affect the performance of the alarm system, thereby requiring modification of its design.

  Dependence on Consumer Financing. For the fiscal year ended June 30, 1998, approximately 75% of the sales of SecurityGuard Systems by participants of the Distributor Network to consumers were financed on an installment basis. The Company's distributors in Australia and New Zealand have the option of offering potential consumers financing from FFC (see "Business--Strategic Acquisitions") or other financing organizations. In each of the other markets in which the Distributor Network operates, the Company has arranged for a local financing company to make financing available to purchasers in the market. The availability of consumer financing in new international markets and the continued availability of consumer finance in existing markets will be a significant factor in determining whether the Company will succeed in these markets. Any changes in interest rates or credit quality requirements of financing organizations may adversely affect sales of the Company's products and therefore have a material adverse effect on the Company. There can be no assurance that financing will be available on terms which are attractive to consumers and suitable for the Company's operations.

  Currency Fluctuations and Duty Rates. Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. (See "Risk Factors--Geographic Concentration".) Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has declined in value relative to the U.S. dollar from .7452 on July 1, 1997 to .6192 on June 30, 1998 and as of September 25, 1998 was valued at .5911 as compared to the U.S. dollar. The change in valuation resulted in lower reported revenues than budgeted when translated into U.S. dollars for the fiscal year ended June 30, 1998. The Company has experienced gains and losses in recent periods due to transactions in foreign currencies. The Company hedged a portion of its foreign exchange risk against the U.S. dollar through an AUD $2.5 million dollar collar hedge and an AUD $1.0 million dollar forward contract, both of which were settled on June 26, 1998. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

  Risk Associated With Acquisitions. The Company's success will depend, in part, on its ability to integrate its recent acquisition of FFC and the proposed acquisition of Ness, into the Company's core sales business. There can be no assurance that the Company will be able to successfully integrate such businesses into its operations without substantial costs, delays or other problems, that either FFC or Ness will have a positive effect on the Company's profitability in an amount sufficient to justify the investment therein or that the Company will be able to realize expected operating and economic efficiencies in the operation of either Ness or FFC following such acquisitions. In addition, integration of such acquisitions may require a substantial amount of time from key management personnel. If the Company does not manage these acquisitions effectively, its business, financial condition and results of operations could be materially adversely affected. See "Business--Strategic Acquisitions".

  Management of Growth. An important element of the Company's business strategy has been and continues to be expansion of its Distributor Network beyond its present base of operations. This expansion has placed and will continue to place substantial demands on the Company's management, operational resources and system of financial controls. The Company's future operating results will depend in part on the Company's ability to continue to implement and maintain operating and financial systems and to expand, train and manage its employees and members of its Distributor Network. Additionally, management of growth may limit the time available to the Company's management to devote to other operational, financial and strategic issues. There can be no assurance that the Company will successfully implement and maintain the necessary operational and financial systems or successfully obtain, integrate and utilize the personnel, management, operational and financial resources required to manage a developing and expanding business in new markets. Failure to implement such systems successfully and use such resources effectively could have a material adverse effect on the Company's results of operations and financial condition.

  Government Regulation. The Company must receive approval from the various regulatory and licensing authorities for each country, state and local area in which it operates. The Company may be required to obtain formal approval to operate the Direct Sales Marketing Program and for the construction, design, functionality, acceptability or merchantable quality of the SecurityGuard System. The time that it takes to secure these approvals in any market will affect the Company's growth and ability to establish a presence in such markets. In certain jurisdictions, the Company has been required to obtain licenses or permits prior to the commencement of operations. The loss of such licenses or permits, or the establishment of conditions to the granting or retention of such licenses or permits, could have a material adverse effect on the Company. In certain jurisdictions the Company may also be required to comply with standards governing employee selection and training, and to meet certain standards in the conduct of its business. Although the Company believes that it is presently in substantial compliance with all licensing and regulatory requirements in each jurisdiction in which it operates, there can be no assurance the Company will be able to secure the necessary regulatory approvals in all of the countries or smaller geographic areas in which it seeks to operate or that it will continue receiving regulatory approvals for its existing activities. Recently, a trend has emerged on the part of local governmental authorities to adopt various laws and regulations aimed at reducing the number of false alarms. Enactment of such measures could have a material affect on the Company's future business and results of operations. See "Business--Government Regulation".

  Dependence On Key Management Executives. The success of the Company's business is largely dependent upon the active participation of Bradley D. Cooper and other executive officers. The loss or interruption of the continued services for any reason of one or more of the Company's key officers or the inability of the Company to hire or retain qualified executives may have a material adverse effect on the Company's business. Although Mr. Cooper's principal occupation is as the Company's Chief Executive Officer and Chairman, he has significant interests in other operating companies, and periodically gives speeches and writes articles on sales motivation techniques. The Company has "key-man" life insurance policies on Mr. Cooper, Terrence J. Youngman (President), David Appleby (Vice President of International Business Development) and Geoffrey D. Knowles (Vice President of Marketing) for $5 million, $1 million, $2 million and $2 million respectively.

  Recruitment of Independent Agents. The Company is dependent on the continued recruitment of new Independent Agents to serve as sales agents for the Distributor Network. The Distributor Network faces competition in the recruitment of sales agents from other organizations, some of which are not in the security alarm industry. The Company's ability to maintain or increase its sales growth in the future will depend in part upon the number and quality of Independent Agents that the Distributor Network can recruit and the Company can train. There can be no assurance that a sufficient number of Independent Agents will be recruited or retained by the Distributor Network.

  Competition. The security alarm industry in each country where the Company operates is highly competitive and there can be no assurance that the Company will be able to compete successfully in the future. Although the Company has achieved rapid growth in the sale of the SecurityGuard System in Australia and New Zealand, there is no assurance that the Company will have continued success in these countries. Although the Company believes that the Distributor Network provides it with a competitive advantage over other security alarm companies in Australia and New Zealand, the loss of any such competitive position could have a material adverse effect on the Company. In marketing the SecurityGuard System outside Australia and New Zealand, the Company competes with larger national and international companies who may be better capitalized and who conduct media advertising, which the Company does not currently utilize. In the United States, the Company faces competition from alarm installation and monitoring companies which are better capitalized than the Company and which offer low-priced installations of security systems. Competitive pressure may require the Company to reduce its prices to achieve in other countries the growth rate it has experienced in Australia and New Zealand. Furthermore, new competitors are continuing to enter the industry and the Company may encounter additional competition from such future industry entrants. See "Business--Competition".

  Quarterly Variations In Operating Results. The Company has historically experienced fluctuations in its quarterly operating results and expects to experience fluctuations of its quarterly operating results in the future. These fluctuations have been caused by many factors, including, among others, the opening and closing of distributor offices, the volume and timing of customer generation, competitive pricing pressures, local and national crime rates in the markets in which the Distributor Network operates, general economic conditions, foreign currency fluctuations and seasonality. The Company's sales can be hampered by unfavorable weather conditions and holidays. The Company's budgeted expenses are based, to some extent, on its expectations of future sales and customer growth. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall due to levels of new sales that are lower than anticipated. Given the possibility of quarterly fluctuations, the Company believes that comparisons of the results of its operation for preceding quarters are not necessarily meaningful and that the results for any one quarter should not be relied upon as an indication of future performance. In the event that the Company's revenues or operating results for any quarter are lower than expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Geographic Concentration. Sales in Australia and New Zealand for the fiscal years ended June 30, 1996, 1997 and 1998 accounted for approximately 94%, 94% and 88%, respectively, of the Company's total net sales. The Company expects that sales in Australia and New Zealand will continue to account for a significant portion of the Company's net sales in the future. The performance of the Company may be adversely affected by any change in regional economic conditions or other factors affecting these markets. See "Business--Geographic Operations".

  Product Concentration. To date, sales of the SecurityGuard System and related services accounted for substantially all of the Company's sales, and will continue to account for substantially all sales in the foreseeable future. Decline in the demand for this product, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--SecurityGuard System" and "Business--Services".

  Risks of Liability. Most of the alarm installation agreements and other agreements pursuant to which the Company and the Distributor Network sell the SecurityGuard System and related services contain provisions and disclaimers limiting liability to customers. These provisions and disclaimers are intended to reduce the risk of liability to the Company for the acts or omissions of employees or Distributor Network representatives and for system failures. However, in the event of litigation with respect to such matters, there can be no assurance that these liability limiting provisions and disclaimers will be enforceable. While the Company currently carries insurance of various types, including general liability and errors and omissions insurance, the loss experience of the Company and other security service companies may affect the availability and cost of such insurance in the future. Certain of the Company's insurance policies and the laws of some jurisdictions may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence or wanton behavior. The cost and effect of litigation could have a material adverse effect on the Company.

  Adverse Publicity. Direct sales companies are occasionally the subject of print articles and broadcast programs which present a negative view of such companies and that emphasize their use of high pressure sales practices. Although the Company maintains an active training and compliance program to deter abusive sales practices by the participants in the Distributor Network, the Company and the Distributor Network occasionally have received adverse publicity. The Company has been the subject of isolated news articles accusing its sales agents of high pressure sales practices including focusing on customers' fears by using photographs of burglarized homes to encourage purchases of the SecurityGuard System, and for charging above market financing rates to consumers who cannot afford the product. Publicity of this nature could have a material adverse affect on the Company's sales and earnings. Additionally, from time to time, government regulators have initiated investigations into the Company or members of the Distributor Network. See "Business--Government Regulation".

  Limitations on Enforceability of Judgments. A substantial portion of the assets of the Company are, and for the foreseeable future will be, located outside the United States. In addition, all or a substantial portion of the assets of directors, executive officers and experts residing outside the United States are or may be located outside of the United States, primarily in Australia. As a result, it may not be possible to effect service of process in the United States on such directors and executive officers, such experts or on the Company's subsidiaries or to enforce, collect or realize upon, judgments against such persons obtained in United States courts which are predicated upon civil liability under United States securities laws. The Company has been advised by its special Australian legal counsel that there are doubts as to the enforceability of civil liabilities imposed by United States courts and as to the ability of stockholders to pursue in Australian courts claims based on the contents of this Prospectus or otherwise predicated on United States federal securities laws against the Company or its directors, executive officers and experts.

  Foreign Taxation. Because the Company is a United States corporation which generates substantially all of its income from non-U.S. operations, its income will generally be subject to taxation in different jurisdictions. Certain operations of the Company conducted outside the United States or by foreign subsidiaries, in addition to being subject to taxation in foreign jurisdictions, are also subject to various provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which impose special taxes in certain circumstances on foreign subsidiaries of United States corporations. While the Company will generally receive foreign tax credits for taxes paid in foreign jurisdictions which can be offset against United States tax liabilities, there can be no assurance that the Company will generate sufficient United States income to fully utilize such foreign tax credits.

  Anti-takeover Considerations. Certain provisions of the Company's By-Laws and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of the Company, and limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. For example, these provisions allow a staggered board of directors and the issuance, without stockholder approval, of preferred stock with rights and privileges senior to the Common Stock. The issuance of preferred stock could result in the dilution of the voting power of the shares of Common Stock and could have a dilutive effect on earnings per share. The Company is also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business ventures with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder.

  Potential Adverse Effect of Warrants and Company Options. The Company issued warrants to purchase an aggregate of 240,000 shares of Common Stock to the managing underwriter's of the IPO (the "IPO Representatives") which are exercisable at a price of $16.50 per share (the "IPO Warrants") and will issue warrants to purchase an aggregate of 360,000 shares pursuant to the Ness Transaction, exercisable at a price of $13.00 per share (the "Ness Warrants"). Additionally, the Company has reserved 50,000 shares of Common Stock for issuance under its 1997 Non-Employee Director Stock Option Plan and 750,000 shares of Common Stock for issuance under its employee 1997 Stock Option Plan of which 20,000 and 750,000 options, respectively, have been issued, all at an exercise price of $10.00 per share. The holders thereof will have the opportunity to profit from a rise in the market price of the Common Stock without assuming the risk of ownership, with a resulting dilution in the interest of the other security holders. As long as the IPO Warrants, Ness Warrants and other Company options remain unexercised, the Company's ability to obtain additional capital might be adversely affected. Moreover, the holders of the IPO Warrants, the Ness Warrants and other Company options may exercise such warrants or options at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of its securities on terms more favorable than those under which the existing warrants or options are exercisable.

  Risk Associated With the Potential Acquisition of the Remaining Interest of FFC and/or Ness. The Company may choose to proceed with the acquisition of the remaining 50% interest in FFC that it does not currently own by exercising the FFC Option, and is currently negotiating with the management of Ness to acquire the 24.96% interest it will not acquire pursuant to the Ness Transaction. If the consideration for either such transaction consists of cash, a substantial portion of the Company's available cash may have to be used to consummate the transaction. If the consideration for either transaction consists of Common Stock or other securities, stockholders of the Company could suffer dilution of their interests in the Company. In addition, the consummation of either transaction could involve acquisition related charges. See "Business--Strategic Acquisitions".

  Shares Eligible For Future Sale. Sales of shares of Common Stock by existing shareholders or by existing holders of outstanding options and warrants, under Rule 144 of the Act, pursuant to the exercise of registration rights or otherwise, could have an adverse effect on the price of the Common Stock. The holders of the IPO Warrants will be able to sell publicly the Common Stock issuable upon exercise thereof, either through the exercise of certain registration rights, or for shares issued pursuant to the "cashless exercise" provisions thereof, pursuant to Rule 144.

  No Dividends. The Company does not anticipate paying dividends on its Common Stock for the foreseeable future. Dividends will only be paid at such time as the cash flow of the Company is sufficient to justify such payments, provided that there are no restrictions on payment of dividends under credit or other agreements. See "Dividend Policy".

  Possible Illiquidity of Trading Market. The Common Stock is listed on the American Stock Exchange. To continue to be listed on the American Stock Exchange, the Company must continue to satisfy certain maintenance standards. If the Company is unable to maintain the standards for continued quotation on the American Stock Exchange, the Common Stock could be subject to delisting by the American Stock Exchange. In such event, an investor would find it more difficult to dispose of the Shares, or to obtain accurate quotations as to their price.

  Potential Volatility of Stock Price. The stock market has, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Such broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the market price of the Common Stock may prove to be highly volatile. Announcements of innovations or new commercial products by the Company or its competitors, developments or disputes concerning proprietary rights, regulatory developments and currency fluctuations in countries in which the Company operates, as well as period to period fluctuations in financial results, among other factors, may have a significant impact on the market price of the Common Stock.

ITEM 2. PROPERTIES

  The Company's executive office, administrative, customer care and extended warranty divisions are located at 77 Pacific Highway, North Sydney, Australia. The offices, which are leased from a subsidiary of FAI Insurances, constitute approximately 824 square meters and are leased at a rental rate of AUD $380 per square meter, per annum. The Company has entered into a five-year lease expiring in 2002, with an option to extend the lease arrangement for an additional five years with respect to certain portions of the space. The Company has also taken a three year lease for its twenty-four hour on-line monitoring division at level 2, 80 Chandos Street, Leonards, Australia. The division will occupy 280 square meters at a cost of AUD $220 per square meter per annum and has acquired an option on 140 square meters at the same location. The Company intends to construct a central monitoring station at this address beginning in March, 1999. The Company believes that its existing office space is adequate to meet its future needs.

  The Company has an office in England at 2nd Floor Lodge House, Kay Street, Burnley, Lancashire. The lease expires on April 12, 2000 and has an annual rent of STG (pounds) 6640. The Company also leases a warehouse facility in Manchester, England. The Company believes that its existing office and warehouse space in Europe is adequate to meet its future needs.

ITEM 3. LEGAL PROCEEDINGS

  The Company experiences routine litigation in the normal course of its business. The Company does not believe that any currently pending or threatened litigation will have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  On July 15, 1997, the Company commenced the initial public offering of its Common Stock, which has been traded on the American Stock Exchange since that date.

  The following table sets forth the high and low closing sale prices of the Common Stock as reported by the American Stock Exchange for the periods indicated.

      FISCAL 1998                                                  HIGH   LOW
      -----------                                                 ------ ------
      First Quarter (July 15-September 30, 1997)................. $14.88 $10.00
      Second Quarter (October 1-December 31, 1997)...............  13.25   9.00
      Third Quarter (January 1-March 31, 1998)...................  11.38   9.06
      Fourth Quarter (April 1-June 30, 1998).....................  13.88  10.00

  On October 2, 1998, the last reported sale price of the Common Stock as reported by the American Stock Exchange was $8.81. Based on information obtained from the Company's transfer agent, there are ten holders of record of the Common Stock and the Company believes that the number of beneficial owners of its Common Stock is in excess of 250.

RECENT SALE OF UNREGISTERED SECURITIES

  None

DIVIDEND POLICY

  Except for a final dividend distribution to FAI Insurances made prior to the IPO of approximately $5.9 million (including a partial return of capital of approximately $0.6 million), the Company has paid no dividends on the Common Stock and does not anticipate doing so for the foreseeable future. Dividends will only be paid at such time as the cash flow of the Company is sufficient to justify such payments. The Company anticipates that all earnings, if any, for the foreseeable future will be retained to finance the growth and development of the business, including the operations of FFC.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial information set forth below has been derived from the financial data of the Company, its subsidiaries and its predecessor entities, including FAI Home Security Pty Limited, FAI Home Security (ENZED) Limited, FAI Home Security (NZ) Trust and FAI Home Security (NZ) Limited. The selected statement of operations and balance sheet data of the Company as of and for the years ended June 30, 1994, 1995, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company. See "Consolidated Financial Statements of Home Security International--Note 1". The selected financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in the Prospectus.

STATEMENT OF OPERATIONS DATA:

                                           YEARS ENDED JUNE 30,
                                 --------------------------------------------
                                  1994     1995     1996     1997      1998
                                 -------  -------  -------  -------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE AND UNIT
                                               SALES DATA)
Net sales....................... $10,629  $21,437  $26,701  $33,465  $ 44,119
Cost of goods sold..............  (6,728) (14,219) (17,585) (24,274)  (26,295)
                                 -------  -------  -------  -------  --------
Gross profit....................   3,901    7,218    9,116    9,191    17,824
General and administrative
 expenses.......................  (3,955)  (5,091)  (6,606)  (6,053)  (10,810)
Research and development........     --       --       --       --        --
                                 -------  -------  -------  -------  --------
Income (loss) from operations...     (54)   2,127    2,510    3,138     7,014
Interest income, net............       5       65      203      784       226
                                 -------  -------  -------  -------  --------
Income before taxes, equity in
 income of affiliated companies
 and minority interest               (49)   2,192    2,713    3,922     7,240
Income tax expense..............     (25)    (722)  (1,054)  (1,630)   (2,111)
                                 -------  -------  -------  -------  --------
Income (loss) before equity in
 income of affiliated companies
 and minority interest               (74)   1,470    1,659    2,292     5,129
Equity in income of affiliated
 companies......................     --       --       --       --        252
Minority interest...............     --       --       --       --        --
                                 -------  -------  -------  -------  --------
Net income (loss)............... $   (74) $ 1,470  $ 1,659  $ 2,292  $  5,381
                                 =======  =======  =======  =======  ========
Diluted net income per share of
 Common Stock...................                            $  0.51  $   1.04
Diluted weighted average shares
 of Common Stock outstanding....                              4,500     5,182
UNIT SALES DATA:(1)
Unit sales......................  12,235   25,280   31,669   38,071    57,589
Cumulative unit sales...........  29,182   54,462   86,131  124,202   181,791

BALANCE SHEET DATA:

                                                       JUNE 30,
                                         ---------------------------------------
                                          1994    1995   1996    1997     1998
                                         ------  ------ ------- -------  -------
                                                    (IN THOUSANDS)
Cash and cash equivalents............... $  247  $1,230 $   370 $   --   $ 7,006
Working capital (deficit)...............     (1)  1,684   3,451  (1,754)   3,121
Total assets............................  2,281   7,671  13,384  15,957   30,485
Total debt, including current portion...    557     --      --      --     4,737
Shareholders' equity....................    369   3,912   9,894   9,790   18,099

--------
(1) Unit sales represents the sales of the SecurityGuard System during the applicable period and cumulative unit sales represents the aggregate sales of the SecurityGuard System since the Company began operations in 1988.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a direct sales company which, through the Distributor Network, sells, installs and services a residential security alarm system marketed under the trade name SecurityGuard, principally in Australia and New Zealand, with expanding international operations in Europe, South Africa and North America.

  The Company's revenues from SecurityGuard System sales are recorded upon shipment by the Company to Area Distributors and Distributors and are net of any discounts. Revenues related to extended warranties are recognized over the life of the warranty agreement with the customer, although payment is received in full at the beginning of the agreement. In the face of increased competition in the industry, there can be no assurance that the Company will not face increased pricing pressure, which in turn could lead to changes in the selling price of the SecurityGuard System or services furnished by the Company. The impact of any such price changes on the Company's revenue or operating results cannot be accurately determined.

  On June 30, 1997, the Company acquired from FAI Insurances Limited and certain of its subsidiaries ("FAI Insurances") (i) the Australian and New Zealand security alarm operations ("Australia and New Zealand Operations") of FAI Insurances and (ii) the assets of FAI Insurances' security alarm operations outside Australia and New Zealand (which were previously purchased by FAI Insurances from Bradley D. Cooper on March 31, 1997) ("International Assets") (collectively, the "Reorganization"). Pursuant to the Reorganization, the Company's previous existing royalty agreement with FAI Insurances, which provided for the payment of commissions for each SecurityGuard System sold in exchange for the use of the "FAI" name and logo was replaced by a no cost license agreement (the "License Agreement") with FAI Insurances for the continued use of the "FAI" name and logo. As a result of the Reorganization, the Company's financial statements have been prepared using the U.S. GAAP "common control" concept. Under this concept, the financial statements of the Company include the results of operations of the Company's predecessor entities operated by FAI Insurances (i.e., FAI Home Security Pty Limited, FAI Home Security (ENZED) Limited, FAI Home Security (NZ) Trust and FAI Home Security (NZ) Limited) as if the Company had owned such entities before the Reorganization. Additionally, the Company has included in its financial statements for the year ended June 30, 1997 the results for three months of operations (April 1, 1997-June 30, 1997) of the International Assets purchased by FAI Insurances on March 31, 1997 from Bradley D. Cooper and subsequently transferred to the Company as part of the Reorganization. The inclusion of the operating results of that business for the three month period had no material impact on the Company's results for the year ended June 30, 1997.

  On December 31, 1997, the Company acquired a 50% equity interest in FFC. The purchase price of $7,016,525 for the FFC Shares was paid by the Company through delivery of the FFC Note which provides for periodic principal payments over a five year period, and bears interest at a per annum rate of 7.75% payable monthly in arrears. FFC is a consumer and business finance company operating in Australia and New Zealand. FFC specializes in the provision of consumer credit, primarily to purchasers of the SecurityGuard System through sales finance arrangements with the Company and participants in the Distributor Network, and also through personal loan and insurance products which are not currently part of the Company's business. For the fiscal year ended June 30, 1998 approximately 80% of the principal amount of loans made by FFC were derived from consumer loans to finance purchases of the SecurityGuard System by end users in Australia and New Zealand. FFC is also experiencing growth in its business from sources other than the Company, particularly in the personal loan market. See "Business--Strategic Acquisitions".

  The consolidated financial statements are translated into U.S. dollars to reflect the Company's reporting currency. The assets and liabilities are translated at the balance sheet date exchange rate. The statements of operations data for each period have been translated at the average exchange rate throughout such period. The resulting translation effects are reflected in shareholders' equity. Because of fluctuations in the values of currencies in which the Company receives revenues against the U.S. dollar, the Company believes that period to period comparisons of reported financial results, may not fully reflect sales and other operating trends for the periods compared. Despite the decline in value of the AUD against the U.S. dollar from an average conversion rate of .7452 in fiscal 1997 to .6810 in fiscal 1998, the Company's revenue and income increased. There are no indications as to what the future currency fluctuations will mean to the Company. As of September 25, 1998 the AUD was valued at .5911 as compared to the U.S. dollar.

  On October 1, 1997, the Company entered into an AUD $2.5 million collar hedge which expired on June 30, 1998. The contract was taken out to secure a foreign currency translation rate within a band of 0.7200 and 0.7461 for AUD conversion to U.S. dollars. Additionally, on December 4, 1997 the Company entered into a forward contract selling AUD $1.0 million for U.S. dollars at
0.6800 which also expired on June 30, 1998. These contracts were settled on June 26, 1998. For the fiscal year ended June 30, 1998 the Company recorded a gain of $355,000 on those contracts (which were accounted for as a reduction to general and administrative expenses). As of June 30, 1998 the Company had no outstanding derivative contracts.

  The Company is currently in the process of evaluating its information technology infrastructure ("ITI") for Year 2000 compliance. In this regard, the Company has identified three (3) areas of exposure:

  1. THE COMPANY'S OPERATING ENVIRONMENT: This category has been further sub-categorised into the following: Software, Hardware, and Remaining
Infrastructure. The Software and Hardware exposures have been identified as either "mission critical" or "non-mission critical".

  i)SOFTWARE

    Mission critical software includes the Company's accounting package, customer databases, and operating systems, including Windows 95 and Windows NT. Non-mission critical software encompasses all other software.

    The Company is presently undergoing a review process with regard to mission critical software. The Company expects to achieve Year 2000 compliance for all mission critical software by early 1999. Conformity issues with non-mission critical software will be evaluated in early 1999.

  ii)
    HARDWARE

    Mission critical hardware encompasses the data communication infrastructure and all server end hardware. Non-mission critical hardware comprises all other hardware, such as desktops, printers, photocopiers and laptops.

    The Company has employed an external information technology firm to review its mission critical hardware and provide an analysis of the Company's potential risks, and alternatives to ensure Year 2000 compliance. The Company expects to achieve Year 2000 compliance for its mission critical hardware by the end of 1998. Non mission critical hardware will be evaluated in early 1999.

  iii)
    REMAINING INFRASTRUCTURE

    Included in this category are telephones, air conditioning, lighting, electricity and building access. The remaining infrastructure is expected to be evaluated on an ongoing basis over the next fiscal year.

  2. THE COMPANY'S RELIANCE ON EXTERNAL PARTIES: This category includes all vendors, financial institutions and service providers. The Company is in the process of identifying and evaluating the impact of all mission critical vendors on Year 2000 compliance. All major vendors will be contacted with a request to supply a response in writing, which confirms the services or products they supply are Year 2000 compliant. The Company has also adopted a policy requiring written confirmation of Year 2000 compliance from any prospective vendor.

  3. YEAR 2000 COMPLIANCE OF SUBSIDIARY COMPANIES: The Company will ensure all subsidiaries, including FFC, and Ness, after it has been acquired, implement the above strategies to ensure Year 2000 compliance.

  FFC is currently involved in a joint project with FAI General Insurance Company Limited ("FAI General"), a subsidiary of FAI Insurances, to identify, categorize and update, where required, all software and hardware components to ensure Year 2000 compliance. FFC's has obtained confirmation from the vendor of its financial database package, that such software is Year 2000 compliant.

  The Company has obtained confirmation from Ness that the SecurityGuard System is Year 2000 compliant. The Company will also utilize both internal and external resources to test the manufacturing infrastructure of Ness for Year 2000 compliance and if necessary, to reprogram or replace any non-compliant manufacturing equipment.

  The Company does not expect that the cost to modify its ITI and/or other infrastructures, if necessary, to become Year 2000 compliant will have a material impact on its financial condition or results of operations.

RESULTS OF OPERATIONS

  The following table summarizes the Company's operating results as a percentage of net sales for the periods indicated.

                                                            YEAR ENDED JUNE 30,
                                                            --------------------
                                                             1996   1997   1998
                                                            ------ ------ ------
                                                                (UNAUDITED)
   Net sales..............................................  100.0% 100.0% 100.0%
   Cost of goods sold.....................................   65.9%  72.5%  59.6%
                                                            ------ ------ ------
   Gross profit...........................................   34.1%  27.5%  40.4%
   Management fees received--related party................     --    1.7%    --
   General and administrative expenses....................   24.7%  19.8%  24.5%
                                                            ------ ------ ------
   Income from operations.................................    9.4%   9.4%  15.9%
   Interest income net....................................    0.8%   2.3%   0.5%
                                                            ------ ------ ------
   Income before income taxes, equity in income of
    affiliated companies..................................   10.2%  11.7%  16.4%
   Income tax expense.....................................    4.0%   4.9%   4.8%
                                                            ------ ------ ------
   Income before equity in income of affiliated companies.    6.2%   6.8%  11.6%
   Equity in income of affiliated companies...............     --     --    0.6%
                                                            ------ ------ ------
   Net income.............................................    6.2%   6.8%  12.2%

 Comparison of fiscal years ended June 30, 1998 and June 30, 1997.

  Net Sales: Net sales increased by $10.7 million or 32% from $33.5 million for the fiscal year ended June 30, 1997 to $44.1 million for the fiscal year ended June 30, 1998. The increase in net sales was primarily due to the following factors: (i) a 19% increase in net sales in the Australia and New Zealand markets, from $32.8 million for the fiscal year ended June 30, 1997 to $39.0 million for the fiscal year ended June 30, 1998, which was primarily attributable to a 36% increase in unit sales in Australia and New Zealand from 36,892 units for the fiscal year ended June 30, 1997 to 50,081 units for the fiscal year ended June 30, 1998; and (ii) the inclusion in the fiscal year ended June 30, 1998 of $5.1 million of net sales from the European, South African and North American markets, (reflecting a full year of operations in such markets) compared to $0.7 million of net sales in the international markets included in the financial results for the fiscal year ended June 30, 1997 (which reflected sales in such markets only during the period from March 31, 1997, the date on which the International Assets were acquired by the Company, until June 30, 1997). Unit sales in these markets for the fiscal year ended June 30, 1998 were 7,508 units compared to 2,649 units for the fiscal year ended June 30, 1997, an increase of 183%. Unit sales during fiscal year 1997 included 1,618 units which were sold during the nine month period prior to the acquisition of the International Assets by the Company.

  Cost of Goods Sold: Cost of goods sold increased by $2.0 million from $24.3 million to $26.3 million. This represented a decrease, as a percentage of net sales, from 73% to 60% for the fiscal years ended June 30, 1997 and 1998, respectively. This decrease, however, was partly due to the elimination during the 1998 fiscal year of the royalty fee charged for the use of the FAI name by FAI Insurances during the fiscal year ended June 30, 1997. As adjusted to exclude this related party royalty charge of $3.6 million, cost of goods for the fiscal year ended June 30, 1997 would have been $20.6 million, which was 62% of revenues. This reduction from 62% to

60% was due primarily to a change in the Chief Executive Officer's compensation package, from a commission basis (recorded in cost of goods sold) for the fiscal year ended June 30, 1997, to a base salary plus 10% of net profit after tax (recorded in general and administrative expenses) for the fiscal year ended June 30, 1998.

  Management Fees Received--Related Party: Management fees received from a related party of $0.6 million for the fiscal year ended June 30, 1997, were eliminated as an intercompany transaction for the fiscal year ended June 30, 1998.

  General and Administrative Expenses: General and administrative expenses were $10.8 million for the fiscal year ended June 30, 1998, compared to $6.6 million for the fiscal year ended June 30, 1997. General and administrative expenses for the fiscal year ended June 30, 1998, however, included a full year of expenses relating to the European, North American and South African operations (i.e. $2.3 million), compare to only three months of such expenses during fiscal year 1997 (i.e. $0.3 million). Included in the international market expenses is a provision of $0.4 million due to delays in the product approval process in Belgium and a $0.3 million charge was expensed in relation to the establishment of the U.S. market. General and administrative expense also included an offsetting gain of $0.4 million resulting from the settlement of its derivative contracts. Total general and administrative expenses, as a percentage of net sales (as adjusted to exclude the management fees of $0.6 million received from a related party in the 1997 period) increased to 24.5% for the fiscal year ended June 30, 1998 compared to 19.8% for the fiscal year ended June 30, 1997. The re-classification of the Chief Executive Officer's compensation package during fiscal year 1998 resulted in an increase of $1.3 million or 2.9% as a percentage of net sales for the fiscal year ended June 30, 1998 as compared to the fiscal year ended June 30, 1997.

  Income From Operations: Income from operations increased from $3.1 million for the fiscal year ended June 30, 1997 to $7.0 million for the fiscal year ended June 30, 1998. As adjusted to exclude the related party royalty payments (which were eliminated pursuant to the License Agreement) and the management fee income received from a related party, income from operations increased $0.9 million from $6.2 million for the fiscal year ended June 30, 1997 compared to $7.0 million for the fiscal year ended June 30, 1998.

  Interest Income: Interest income decreased from $837,000 for the fiscal year ended June 30, 1997 to $450,000 for the fiscal year ended June 30, 1998. However, the fiscal year ended June 30, 1997 included related party interest income of $756,000. Excluding interest income received from related parties for the fiscal year ended June 30, 1997, interest income increased from $82,000 to $424,000 for the fiscal years ended June 30, 1997 and 1998 respectively. The increase during the 1998 period was attributable to higher cash balances and interest received from Bradley D. Cooper.

  Interest Expense: Interest expense for the fiscal year ended June 30, 1998 was $225,000. This included interest payments of $217,000 to FAI Insurances pursuant to the FFC Note. For the fiscal year ended June 30, 1997 interest expense was $60,000.

  Income Tax Expense: The effective rate of tax decreased from 42% for the fiscal year ended June 30, 1997 to 29% for the fiscal year ended June 30, 1998. This reduction is primarily attributable to the following factors: (i) the introduction of income earned in the United Kingdom, South Africa and Canada all of which have lower tax rates than Australia; and (ii) the purchase by the Company, on June 30, 1998, of a 49% interest in a partnership that has entered into an agreement with Prime Life Corporation to acquire a retirement village in Melbourne, Australia. The investment in the partnership provided the Company with a permanent difference for tax purposes of $1.7 million (approximately $601,000 after tax) for the fiscal year ended June 30, 1998.

  Equity in Income of Affiliated Companies: Equity in income of affiliates for the fiscal year ended June 30, 1998 was $252,000. This was calculated by taking the Company's 50% share of FFC's net income of $414,000 for the six months ended June 30, 1998 and deducting amortization of goodwill for the same period of $162,000. There was no equity in income of affiliates for the fiscal year ended June 30, 1997 as the FFC Transaction took place on December 31, 1997.

  Net Income: Net income increased from $2.3 million for the fiscal year ended June 30, 1997 to $5.4 million for the fiscal year ended June 30, 1998. However, as described above, the fiscal year ended June 30, 1997 included related party charges of $3.6 million in royalty payments, interest income of $0.8 million and management fee income of $0.6 million. As adjusted to exclude these related party charges and interest income, net income increased 42% from $3.8 million for the fiscal year ended June 30, 1997 to $5.4 million for the fiscal year ended June 30, 1998.

 Comparison of fiscal years ended June 30, 1997 and June 30, 1996

  Net Sales. Net sales increased by $6.8 million or 25% from $26.7 million for the fiscal year ended June 30, 1996 to $33.5 million for the fiscal year ended June 30, 1997. This increase was primarily due to continued growth of unit sales in the New Zealand market. Net sales in the Australian market increased by approximately $0.6 million (2.5%) from $21.9 million for the fiscal year ended June 30, 1996 to $22.5 million for the fiscal year ended June 30, 1997.

  Cost of Goods Sold. Cost of goods sold increased by $6.7 million from fiscal year 1996 to fiscal year 1997. As a percentage of net sales, cost of goods sold increased from 66% for the fiscal year ended June 30, 1996 to 73% for the fiscal year ended June 30, 1997. This increase was due, in part, to the increased cost of goods from the manufacturer for an updated version of the SecurityGuard alarm with enhanced features, increases in commission and bonus payments to senior executives related to sales volumes and increases in royalty fees paid to related parties for use of the FAI brand name. This royalty, which was eliminated for all periods after June 30, 1997, increased as a percentage of revenues from 10% for the fiscal year ended June 30, 1996 to 11% for the fiscal year ended June 30, 1997. Excluding related party expenses such as royalty charges for both periods, cost of goods sold, as a percentage of revenues, increased from 56% of total revenue for the fiscal year ended June 30, 1996 to 62% for the fiscal year ended June 30, 1997.

  General and Administrative Expenses. General and administrative expenses were $6.6 million for both the fiscal years ended June 30, 1996 and 1997. As a percentage of net sales, total general and administrative expenses decreased to 20% in the fiscal year ended June 30, 1997 from 25% for the fiscal year ended June 30, 1996. The decrease as a percentage of net sales for the fiscal year ended June 30, 1997 compared to the fiscal year ended June 30, 1996, reflects the economies of scale of operating the Distributor Network, since increases in net sales did not entail a proportionate increase in overhead. Furthermore, the decrease in general and administrative expenses reflects changes to the Chief Executive Officer's employment agreement made during fiscal 1997, which made him responsible for all costs of support staff, travel, accommodation and other expenses related to the performance of his duties as Chief Executive Officer of the Company. For fiscal 1997, these expenses were encompassed by the commission structure used to compensate the Chief Executive Officer and for such period were therefore included in cost of goods sold rather than general and administrative expense. Additionally, the Company received a management fee of $0.5 million (net of management fees paid to FFC) from FAI Insurances in connection with the management of the international operations. General and administrative expenses also include a charge of $0.4 million for the amortization of goodwill which was expensed in the fiscal year ended June 30, 1997 compared to $0.2 million for the fiscal year ended June 30, 1996.

  Income from Operations. Income from operations increased from $2.5 million for the fiscal year ended June 30, 1996 to $3.1 million for the fiscal year ended June 30, 1997. If royalty payments to FAI Insurances for the use of the FAI name and other related party charges and income were excluded for both periods, income from operations would have increased from $5.3 million for the fiscal year ended June 30, 1996 to $6.8 million for the fiscal year ended June 30, 1997.

  Interest Income. Interest income was approximately $0.8 million for the fiscal year ended June 30, 1997 compared to $0.2 million for the fiscal year ended June 30, 1996. This was due to the higher loan balances with a related party, FFC, during the year ended June 30, 1996.

  Income Tax Expense. The effective rate of tax increased from 39% for the fiscal year ended June 30, 1996 to 42% for the fiscal year ended June 30, 1997. This was due to the non-deductibility of goodwill amortization of $0.4 million during fiscal year ended June 30, 1997.

  Net Income. Net income increased from $1.7 million for the fiscal year ended June 30, 1996 to $2.3 million for the fiscal year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The principal source of the Company's liquidity historically has been, and in the future is expected to be, cashflow from operations. The Company currently has no credit facility with a bank or other financial institution, although it believes appropriate facilities would be available on reasonable terms if needed.

  In July 1997 the Company sold a total of 450,500 shares of Common Stock pursuant to the IPO (including 150,500 shares pursuant to an over-allotment option) at an issue price of $10.00, and obtained net proceeds of $3,497,670. In addition, prior to the IPO, 250,000 shares of Common Stock of the Company were sold to Bradley D. Cooper at the IPO price for cash of $125,000 and a secured note of $2,375,000.

  On October 1, 1997, the Company entered into an AUD $2.5 million collar hedge which expired on June 30, 1998. The contract was taken out to secure a foreign currency translation rate within a band of 0.7200 and 0.7461 for AUD conversion to U.S. dollars. Additionally, on December 4, 1997 the Company entered into a forward contract selling AUD $1.0 million for U.S. dollars at
0.6800 which also expired on June 30, 1998. These contracts were settled on June 26, 1998. For the year ended June 30, 1998 the Company recorded a gain of $355,000 on its derivatives. As at June 30, 1998 the Company has no outstanding derivative contracts.

  On December 31, 1997 the Company entered into the FFC Transaction. The purchase price of $7,016,525 was paid by delivery of the FFC Note, which is payable over a period of five years, with interest at a rate of 7.75% per annum payable monthly in arrears. The first installment of $1,631,750 was paid on January 2, 1998 and the next principal installment of $619,000 is due on December 31, 1998. For the six months ended June 30, 1998 interest in the amount of $217,000 was paid under the FFC Note. The Company was also granted the FFC Option to purchase the remaining 50% equity interest in FFC from FAI Insurances, for the same consideration paid by the Company for the FFC Shares plus 50% of the net change in FFC's retained earnings from the date of the FFC Transaction until the date the FFC Option is exercised.

  On June 30, 1998, the Company purchased, for $303,000, a 49% interest in a partnership that has entered into an agreement with Prime Life Corporation Limited to acquire a retirement village in Melbourne, Australia. The Company believes this passive investment will provide the Company with greater returns than interest earned on excess cash. The Company has given the operators of the partnership significant incentives and has limited the operators ability to take commercial risks, in order to maximize the Company's return on its investment.

  On July 17, 1998, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement"), amended as of September 30, 1998, whereby the Company agreed to purchase all of the issued and outstanding common stock of International Integrated Home Security Limited ("IIHSL"), a British Virgin Islands holding company. IIHSL is the holder of 75.04% of the issued and outstanding common stock of Ness Security Products Pty Ltd. ("Ness"). Ness is a designer and manufacturer of security alarm products in Australia and the Company's sole supplier of the SecurityGuard alarm. For the fiscal year ended June 30, 1998, the Company's purchases of the SecurityGuard alarm from Ness represented approximately 77% of Ness' total sales. The purchase price for all of the issued and outstanding common stock of IIHSL will consist of the following: (i) 400,000 shares of Common Stock, (ii) warrants convertible into 360,000 shares of Common Stock at an exercise price of $13.00 per share, which will be exercisable through the year 2003 (the "Ness Warrants") and (iii) $11,398,000 in cash and a secured promissory note (the "Cash Portion"). The promissory note in the amount of $9,098,000 is secured by all of the issued and outstanding stock of IIHSL and is payable in installments of $400,000 on each of June 30, 1999 and December 31, 1999, respectively, with the balance of the note due on June 30, 2000 ("Note"). During the term of the Note, the Company is required to make prepayment on the Note to the extent of any debt or equity financing. Additionally, if any portion of the principal amount of the Note is still outstanding on October 1, 1999, the Company shall issue an additional five year warrant to purchase 200,000 shares of HSI Common Stock at an exercise price of $13.00 per share. Likewise, if any portion of the principal amount of the Note is still outstanding on January 1, 2000, the Company shall issue an additional five year warrant to purchase 200,000 shares of HSI common stock at an exercise price of $13.00 per share.

  Cashflow from operations increased from $4.8 million for the fiscal year ended June 30, 1997 to $6.0 million for the fiscal year ended June 30, 1998. The increase in cash flow provided by operations directly reflects the increase in profitability of the Company for the fiscal year ended June 30, 1998.

  Accounts receivable increased during the fiscal year ended June 30, 1998 as a result of the continued expansion of the Distributor Network in the fiscal year ended June 30, 1998.

  Net cash used in investing activities decreased from a surplus of $0.9 million during the fiscal year ended June 30, 1997 to a deficit of $1.8 million during the fiscal year ended June 30, 1998. The decrease in net cash used in investing activities was primarily due to the following factors: (i) payment of the first installment of $1.6 million on the FFC Note and an advance of $0.3 million to FFC; (ii) purchase of additional plant and equipment of $0.6 million; (iii) settlement of related party balances; and
(iv) purchase, for $0.3 million, of a 49% interest in the partnership that has entered into an agreement to acquire a retirement village in Melbourne, Australia, as described above.

  Net cash generated from financing activities increased from a deficit of $5.8 million during the fiscal year ended June 30, 1997 to a surplus of $3.5 million. This increase primarily resulted from the sale of shares in the IPO in July 1997.

  The Company believes that internally generated cashflows will be adequate to support currently planned business operations over the next twelve months. The Company's strategy for growth is based on the expansion of its Distributor Network into existing and new markets, with the costs of such expansion largely borne by the distributor. It is expected excess cashflows generated by the Company will be used in part to fund the expansion of FFC's operations and if the Company acquires the remaining 24.96% interest of Ness it will not own following the closing of the Ness Transaction, for such acquisition. Additionally, the Company may from time to time, use excess cash flows to make strategic acquisitions or other investments. Notwithstanding that the Company's costs in expanding its Distributor Network are expected to be limited, the Company may be required to obtain additional capital to fund growth from other financing sources if the cashflow generated by the Australian and New Zealand operations is insufficient to meet the cash requirements of developing the international operations. Potential sources of such capital may include proceeds from bank financing or additional offerings of the equity or debt securities of the Company. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources. The lack of such capital could have a material adverse effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's operations are concentrated outside of the United States. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates. As the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the AUD, could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has declined in value relative to the U.S. dollar from .7452 on July 1, 1997 to .6192 on June 30, 1998 and as of September 25, 1998 was valued at .5911 as compared to the U.S. dollar. The change in valuation resulted in lower reported revenues than budgeted when translated into U.S. dollars for the fiscal year ended June 30, 1998.

  The Company periodically enters into forward currency exchange contracts and options to manage the risk of foreign currency fluctuations, since a significant portion of its sales are in foreign currencies. The change in fair value of the contracts is recognized immediately and included in the determination of net income. The Company is not a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating revenues earnings from changes in market conditions. While the Company is not in the business of currency hedging, it may from time to time engage in such arrangements.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements" as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended June 30, 1998, 1997 and 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 1998.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 1998.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents Filed With This Report:

    1. Financial Statements. The following are included herein under Item
    8:

Home Security International, Inc.
 Report of Independent Public Accountants
  Consolidated Statements of Income for the Years Ended June 30, 1996, 1997
   and 1998
  Consolidated Balance Sheets as of June 30, 1997 and 1998
  Consolidated Statements of Cashflows for the Years Ended June 30, 1996,
   1997 and 1998
  Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended June 30, 1996, 1997 and 1998
  Notes to Consolidated Financial Statements

FAI Finance Corporation Pty Limited:
 Report of Independent Public Accountants
  Consolidated Statements of Income for the Years Ended June 30, 1996, 1997
   and 1998
  Consolidated Balance Sheets as of June 30, 1997 and 1998
  Consolidated Statements of Cashflows for the Year Ended June 30, 1996, 1997
   and 1998
  Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended June 30, 1996, 1997 and 1998
  Notes to Consolidated Financial Statements

  2. Financial Statement Schedules. There are no financial statement schedules filed as part of this report, since the required information is included in the financial statements, including notes thereto, or the circumstances requiring inclusion of such schedules are not present.

  3. Exhibits. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K. As used in the list of Exhibits below, "Registrant" refers to Home Security International, Inc.

      2.1 Share Purchase Agreement relating to the purchase of shares in FAI Home
          Security Pty Limited and FAI Home Security (ENZED) Limited (4)
      2.2 NZ Asset Purchase Agreement between FAI Home Security Holdings New Zealand
          Limited and FAI Home Security (ENZED) Limited (4)
      2.3 NZ Share Sale Agreement between FAI Home Security Holdings New Zealand
          Limited and FAI Home Security Holdings Pty Limited (4)
      2.4 Trade Mark License Agreement between FAI Insurances and FAI Home Security
          Pty Limited (4)
      3.1 Certificate of Incorporation of the Company (1)
      3.2 Bylaws of the Company (1)
      4.1 IPO Representatives Warrant Agreement (1)
    *10.1 1997 Employee Stock Option Plan (5)
    *10.2 1997 Non-Employee Directors' Stock Option Plan (5)
     10.3 International Asset Purchase Agreement between FAI Insurances and Cooper
          International Group (2)
     10.4 Manufacturing Agreement among Ness Security Products Pty Limited, FAI Home
          Security Pty Limited and FAI Home Security Holdings Pty Limited (4)
    *10.5 Executive Service Agreement with Bradley D. Cooper (4)
    *10.6 Amendment to Executive Service Agreement with Bradley D. Cooper (4)

    *10.7  Executive Service Agreement dated July 15, 1997 between the Company and
           Terrence J. Youngman (4)
    *10.8  Executive Service Agreement dated July 15, 1997 between the Company and
           Robert D. Appleby (4)
    *10.9  Executive Service Agreement dated July 15, 1997 between the Company and
           Mark Whitaker (4)
    *10.10 Executive Service Agreement dated July 15, 1997 between the Company and
           Geoffrey D. Knowles (4)
    *10.11 Executive Service Agreement dated July 15, 1997 between the Company and
           Felicity A. Hilbert (4)
     10.12 Option Agreement dated September 5, 1994 between Bradley D. Cooper and FAI
           Insurances Limited (2)
     10.13 Sale Agreement dated November 11, 1995, among Bradley D. Cooper, FAI
           Insurances Ltd, FAI Home Security Holding Pty Ltd. and Kamarasi Pty Ltd.
           (2)
    *10.14 Management Services Agreement with Speakeasy Ltd. (2)
     10.15 Promissory Note Payable to Bradley D. Cooper (4)
     10.16 Promissory Note Payable to FAI Home Security Holdings Pty Limited (4)
     10.17 Promissory Note Payable to FAI Home Security (ENZED) Limited (4)
     10.18 Share Sale Agreement dated December 31, 1997 by and between FAI Insurances
           Limited and FAI Home Security Pty. Limited (6)
     10.19 Shareholders Agreement dated December 31, 1997 by and between FAI
           Insurances Limited and FAI Home Security Pty. Limited (6)
     10.20 Consultancy Engagement Agreement effective October 1, 1997, among the
           Company, Speakeasy Pty. Ltd. and Bradley D. Cooper (7)
     10.21 Stock Purchase Agreement dated July 17, 1998 between the Company and
           International Home Security Investments Limited (8)
     10.22 Form of Underwriting Agreement with IPO Representative (1)
     21.1  List of Subsidiaries (8)
     27.1  Financial Data Schedule (EDGAR version only)

--------
*Compensation Plan or Agreement
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26399), as amended, filed with the Securities Exchange Commission on May 2, 1997
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26399), as amended, filed with the Securities Exchange Commission on June 10, 1997
(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26399), as amended, filed with the Securities Exchange Commission on June 25, 1997
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission on September 29, 1997
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 14, 1997
(6) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities Exchange Commission on January 15, 1998
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 17, 1998
(8) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-54921), filed with the Securities Exchange Commission on July 20, 1998

(b) Reports on Form 8-K:

  No Reports on Form 8-K have been filed during the last fiscal quarter covered by this Report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Home Security International, Inc.
                                           (Registrant)

                                                 /s/ Bradley D. Cooper
                                          By: _________________________________
                                                    Bradley D. Cooper
                                               Chairman and Chief Executive
                                                         Officer
                                              (Principal Executive Officer)

Date: September   , 1998

  KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of Home Security International, Inc., a Delaware corporation, which is filing an Annual Report on Form 10-K for the fiscal year ended June 30, 1998 ("Form 10-K Report") with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, as amended, hereby constitute and appoint Bradley D. Cooper and Mark Whitaker, and each of them, each of their true and lawful attorneys-in-fact and agents; with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign such Form 10-K Report and any or all amendments to the Form 10-K Report, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


      /s/ Bradley D. Cooper          Chairman and Chief Executive  September 30, 1998
____________________________________  Officer (Principal
         Bradley D. Cooper            Executive Officer)

        /s/ Mark Whitaker            Chief Financial Officer,      September 30, 1998
____________________________________  Executive Vice President of
           Mark Whitaker              Finance and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

    /s/ Timothy M. Mainprize         Director                      September 30, 1998
____________________________________
        Timothy M. Mainprize

     /s/ Steven A. Rothstein         Director                      September 30, 1998
____________________________________
        Steven A. Rothstein

      /s/ Steven Rabinovici          Director                      September 30, 1998
____________________________________
          Steve Rabinovici

       /s/ Dennis J. Puleo           Director                      September 30, 1998
____________________________________
          Dennis J. Puleo


                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
 Home Security International, Inc.:
  Report of Independent Public Accountants................................  36
  Consolidated Statements of Income for the Years Ended June 30, 1996,
   1997 and 1998..........................................................  37
  Consolidated Balance Sheets as of June 30, 1997 and 1998................  38
  Consolidated Statements of Cashflows for the Years Ended June 30, 1996,
   1997 and 1998..........................................................  39
  Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended June 30, 1996, 1997 and 1998.....................................  40
  Notes to Consolidated Financial Statements..............................  41
FAI Finance Corporation Pty Limited:
  Report of Independent Public Accountants................................  54
  Consolidated Statements of Income for the Years Ended June 30, 1996,
   1997 and 1998..........................................................  55
  Consolidated Balance Sheets as of June 30, 1997 and 1998................  56
  Consolidated Statements of Cashflows for the Year Ended June 30, 1996,
   1997 and 1998..........................................................  57
  Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended June 30, 1996, 1997 and 1998.....................................  58
  Notes to Consolidated Financial Statements..............................  59

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Home Security International, Inc.:

  We have audited the accompanying consolidated balance sheets of the Home Security International, Inc. as of June 30, 1998 and 1997, and related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Security International, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended June 30, 1998 in conformity with generally accepted accounting principles in the United States of America.

                                          /s/ Arthur Andersen

Sydney
July 24, 1998

                       HOME SECURITY INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                            FOR THE YEARS ENDED JUNE 30,
                                         -------------------------------------
                                            1996         1997         1998
                                         -----------  -----------  -----------
                                    NOTE     $US          $US          $US
                                    ---- -----------  -----------  -----------
Net sales.........................    2   26,700,922   33,464,595   44,118,502
Cost of goods sold--related party.   15   (2,750,468)  (3,647,376)         --
       --other....................       (14,834,094) (20,626,411) (26,294,641)
                                         -----------  -----------  -----------
Gross profit......................         9,116,360    9,190,808   17,823,861
Management fees received--related
 parties..........................   15          --       559,002          --
General and administrative
 expenses.........................        (6,606,377)  (6,612,318) (10,810,316)
                                         -----------  -----------  -----------
Income from operations............         2,509,983    3,137,492    7,013,545
Non operating income--other.......               --         6,740          --
Interest income--related party....   15       75,087      755,613       26,679
      --other.....................           175,719       81,790      423,526
Interest expenses--related party..   15      (47,625)     (60,046)    (216,629)
       --other....................               --           --        (7,904)
                                         -----------  -----------  -----------
Income before taxes and equity in
 income of affiliated companies...         2,713,164    3,921,589    7,239,217
Income tax expense................   14   (1,054,170)  (1,629,973)  (2,111,084)
                                         -----------  -----------  -----------
Income before equity in income of
 affiliated companies.............         1,658,994    2,291,616    5,128,133
Equity in income of affiliated
 companies........................   10          --           --       252,417
                                         -----------  -----------  -----------
Net income........................         1,658,994    2,291,616    5,380,550
                                         ===========  ===========  ===========
Net income per common share
  Basic earnings per share........       $      0.37  $      0.51  $      1.05
  Diluted earnings per share......       $      0.37  $      0.51  $      1.04
Weighted average number of shares
 outstanding
  Basic...........................         4,500,000    4,500,000    5,117,125
  Diluted.........................         4,500,000    4,500,000    5,181,612


  The accompanying notes are an integral part of these consolidated financial statements.

                       HOME SECURITY INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           AS OF JUNE 30,
                                                        ----------------------
                                                           1997        1998
                                                        ----------  ----------
                                                  NOTE     $US         $US
                                                  ----- ----------  ----------
ASSETS
------
Current assets
  Cash and cash equivalents......................              118   7,006,183
  Accounts receivable--related party.............    15  2,025,455         --
  Accounts receivable--trade, net................     3    615,560     874,745
  Inventories....................................     4  1,277,104   2,032,443
  Prepaid expenses and other current assets......     5    449,458   1,173,449
                                                        ----------  ----------
    Total current assets.........................        4,367,695  11,086,820
                                                        ----------  ----------
Non-current assets
  Investment in partnership......................     9        --      303,424
  Investment in affiliated companies.............    10        --    7,405,130
  Capital assets, net............................     7    869,571   1,068,237
  Intangibles, net...............................     8 10,142,077   9,601,923
  Deferred income taxes..........................    14    549,393   1,016,652
  Receivables--related party.....................    15     24,366         --
  Other non-current assets.......................            3,748       3,115
                                                        ----------  ----------
    Total non-current assets.....................       11,589,155  19,398,481
                                                        ----------  ----------
    Total assets.................................       15,956,850  30,485,301
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Bank overdraft.................................           31,795         --
  Note payable--FAI Insurances Group............. 10,15        --      619,233
  Payables--trade................................        4,018,147   4,280,422
  Accrued warranty...............................          411,778     247,126
  Accrued security callout.......................          486,864     382,222
  Other accrued liabilities......................          206,970     148,168
  Lease liability................................           19,068      28,704
  Income tax payable.............................          467,961   1,608,648
  Deferred income................................          479,307     650,949
                                                        ----------  ----------
    Total current liabilities....................        6,121,890   7,965,472
                                                        ----------  ----------
Non-current liabilities
  Note payable--FAI Insurances Group............. 10,15        --    4,117,902
  Lease liability................................           44,877      33,342
  Accrued security callout.......................              --       91,944
  Deferred income................................              --      177,769
                                                        ----------  ----------
    Total non-current liabilities................           44,877   4,420,957
                                                        ----------  ----------
    Total liabilities............................        6,166,767  12,386,429
                                                        ----------  ----------
Shareholders' equity
  Preferred stock $.001 value; 1,000,000 shares
   authorized, none outstanding..................              --          --
  Common stock $.001 value; 20,000,000 shares
   authorized and 4,500,000 and 5,150,500 shares
   issued and outstanding as of June 30, 1997 and
   1998 respectively.............................    18      4,500       5,150
  Additional paid-in capital.....................       10,238,691  16,111,311
  Secured note...................................     6        --   (2,375,000)
  Foreign currency translation reserve...........         (406,534)   (976,565)
  Retained earnings (accumulated losses).........          (46,574)  5,333,976
                                                        ----------  ----------
    Total shareholders' equity...................        9,790,083  18,098,872
                                                        ----------  ----------
    Total liabilities and shareholders' equity...       15,956,850  30,485,301
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                                              FOR THE YEARS ENDED JUNE 30,
                                            ----------------------------------
                                             1996 $US    1997 $US    1998 $US
                                            ----------  ----------  ----------
Cashflow from operating activities
  Net income...............................  1,658,994   2,291,616   5,380,550
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation...........................     11,192      42,100     181,835
    Amortisation of goodwill...............    226,498     391,924     540,154
    Equity in income of affiliated
     companies.............................        --          --     (252,417)
    Deferred income taxes.................. (1,143,650)   (138,947)   (585,314)
    Provision for losses on accounts
     receivable............................     58,213     100,715     670,988
    Increase in operating assets:
      Accounts receivable--trade...........    (21,925)   (203,120) (1,025,880)
      Inventories..........................   (239,731)   (965,610)   (930,349)
      Prepaid expenses and other assets....   (305,224)    (33,054)   (830,074)
    Increase (decrease) in operating
     liabilities:
      Accounts payable.....................   (489,880)  2,159,629   1,051,807
      Accrued liabilities..................    734,742   1,193,531   1,774,149
                                            ----------  ----------  ----------
        Net cash provided by operating
         activities........................    489,229   4,838,784   5,975,449
                                            ----------  ----------  ----------
Cashflow from investing activities
  Proceeds from sale of capital assets.....    112,062         --          --
  Additions to capital assets..............    (70,701)   (871,894)   (553,404)
  Investment in affiliated companies.......        --          --   (2,000,578)
  Investment in partnership................        --          --     (303,424)
  Short term loans (granted)/repayments
   received................................     (3,129)    295,353      23,488
  Receipt from/(payments to) related
   parties................................. (1,429,568)  2,137,679   1,020,054
  Purchase of goodwill.....................        --     (271,826)        --
  Proceeds from sale of investment.........        --        1,914         --
  Cash in predecessor entities not
   acquired................................        --     (410,302)        --
                                            ----------  ----------  ----------
        Net cash provided by/(used in)
         investing activities.............. (1,391,336)    880,925  (1,813,864)
                                            ----------  ----------  ----------
Cashflow from financing activities
  Dividend and trust distribution paid.....        --   (5,294,296)        --
  Return of capital........................        --     (581,928)        --
  Capital subscribed.......................        --          --    3,934,678
  Share issue costs........................        --          --     (436,408)
  Increase (decrease) in bank overdraft....        --       31,795     (29,055)
                                            ----------  ----------  ----------
        Net cash provided by (used in)
         financing activities..............        --   (5,844,429)  3,469,215
                                            ----------  ----------  ----------
Net increase (decrease) in cash held.......   (902,107)   (124,721)  7,630,800
                                            ----------  ----------  ----------
Cash at the beginning of the financial
 period....................................  1,229,501     369,837         118
Effect of exchange rate changes on cash....     42,443    (244,998)   (624,735)
                                            ----------  ----------  ----------
Cash at the end of the financial period....    369,837         118   7,006,183
                                            ==========  ==========  ==========
Supplemental disclosure of cashflow
 information:
  Interest paid............................     59,945     515,763     224,533
  Income taxes paid........................  1,279,393     946,230   1,249,831

  The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                           CAPITAL STOCK                               FOREIGN
                               ISSUED      ADDITIONAL                 CURRENCY      RETAINED        TOTAL
                          ----------------   PAID-IN      SECURED    TRANSLATION    EARNINGS    SHAREHOLDERS'
                           SHARES   AMOUNT   CAPITAL       NOTE        RESERVE   UNAPPROPRIATED    EQUITY
                          --------- ------ -----------  -----------  ----------- -------------- -------------
BALANCE, JUNE 30, 1995..          2 $    2 $ 2,085,090  $       --    $  (4,240)   $1,831,194    $ 3,912,046
Foreign currency
 translation Adjustment.                                                390,933                      390,933
Additional paid-in
 capital................                     3,931,854                                             3,931,854
Net Income 1996.........                                                            1,658,994      1,658,994
                          --------- ------ -----------  -----------   ---------    ----------    -----------
BALANCE, JUNE 30, 1996..          2      2   6,016,944          --      386,693     3,490,188      9,893,827
Foreign currency
 translation Adjustment.                                               (553,335)                    (553,335)
Additional paid-in
 capital................          1      1   4,803,675                                             4,803,676
Net Income 1997.........                                                            2,291,616      2,291,616
Dividends and Trust
 Distributions and
 return of capital......                      (581,928)                            (5,294,296)    (5,876,224)
Reorganisation
 Adjustments............  4,499,997  4,497                             (239,892)     (534,082)      (769,477)
                          --------- ------ -----------  -----------   ---------    ----------    -----------
BALANCE, JUNE 30, 1997..  4,500,000  4,500  10,238,691          --     (406,534)      (46,574)     9,790,083
Foreign currency
 translation Adjustment.                                               (570,031)                    (570,031)
Additional paid-in
 capital................    400,500    400   4,004,600                                             4,005,000
Issue of shares to
 Bradley D. Cooper......    250,000    250   2,499,750   (2,375,000)                                 125,000
Less share issue costs..                      (631,730)                                             (631,730)
Net Income 1998.........                                                            5,380,550      5,380,550
                                           -----------  -----------   ---------    ----------    -----------
BALANCE, JUNE 30, 1998
 (Note 18)..............  5,150,500 $5,150 $16,111,311  $(2,375,000)  $(976,565)   $5,333,976    $18,098,872
                          ========= ====== ===========  ===========   =========    ==========    ===========



  The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 (a) Nature of Business--

  Home Security International, Inc. ("HSI") was incorporated in the state of Delaware, United States of America, on April 11, 1997. On June 30, 1997 HSI acquired from a subsidiary of FAI Insurances Limited the capital stock of FAI Home Security Pty Limited (incorporated in New South Wales, Australia on August 13, 1990) and FAI Home Security (ENZED) Limited (incorporated in Auckland, New Zealand on April 24, 1997) as well as certain tangible and intangible assets of the United Kingdom (including certain European countries), South Africa, Canada and the United States of America home security operations ("International Operations"). Home Security International (Canada), Inc. (incorporated in Ontario, Canada on July 24, 1997), Home Security International (UK) Limited (incorporated in Cardiff, United Kingdom on July 30, 1997) and Home Security International (SA) (Proprietary) Limited (incorporated in Midrand, South Africa on August 7, 1997) were incorporated with HSI being sole shareholder to each. HSI and its wholly owned subsidiaries are all collectively called "the Company". The background to the acquisition (which was accounted for as a reorganization) is as follows:

  FAI Home Security (ENZED) Limited acquired all of the intangible assets, fixed assets and inventory, net of warranty provision, from FAI Home Security
(NZ) Trust on April 30, 1997. The consideration for the acquisition was the issue of fully paid ordinary shares for the value of the intangibles, and a note payable ("NZ Note") of $208,894 for the net intangible assets acquired. FAI Home Security (NZ) Trust then sold these shares and the NZ Note to FAI Home Security Holdings Pty Limited on June 30, 1997.

  The International Operations were acquired by FAI Home Security Holdings Pty Limited on March 31, 1997 from various companies controlled by Bradley D. Cooper (the "Cooper International Group").

  As part of the reorganization on June 30, 1997 HSI acquired from FAI Home Security Holdings Pty Ltd all of the shares of FAI Home Security Pty Limited and FAI Home Security (ENZED) Limited, plus the NZ Note and the inventory, fixed assets and intangible assets of the International Operations ("International Assets") in exchange for the issue of 4,499,999 shares, the issue of a $911,892 note payable to FAI Home Security Holdings Pty Limited ("FAI Note") equivalent to the book value of assets acquired, being $641,138, plus $270,754, and a further note payable in the amount of $208,894 for the NZ Note.

  The main business activities of the Company are the sale, service and monitoring of security alarm systems, which are sold via a distributor network to residential and small business premises in the countries of operations.

  The security alarm system, "SecurityGuard", and other major components are supplied exclusively by Ness Security Products Pty Limited, an unrelated company based in Sydney, Australia (See Note 18).

  On December 31, 1997 the Company acquired 50 percent of the equity interest in FAI Finance Corporation Pty Limited (together with its subsidiary FAI Finance Corporation (NZ) Limited, herein called "FFC") from FAI Insurances Ltd. FFC is a consumer finance company in both Australia and New Zealand and finances a significant portion of customer accounts financed by the Company's distributorship network in Australia and New Zealand.

 (b) Principles of Consolidation and Basis of Preparation--

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The investment in FFC and the Partnership (See Note 9) are recorded using the equity method.

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


  The acquisition of FAI Home Security Pty Limited and FAI Home Security (ENZED) Limited was accounted for as a reorganization of entities under common control on an historic cost basis in a manner similar to a pooling of interests. The acquisition of the International Operations by HSI's predecessor and the acquisition of the interest in FFC and the Partnership were accounted for using the purchase method.

  The consolidated statements of income for the years ended June 30, 1997 and 1996 include the financial statements of the Company and FAI Home Security
(NZ) Limited and FAI Home Security (NZ) Trust as those entities were under common control during those years. Results of the International Operation for the three months ended June 30, 1997 have been included in the 1997 consolidated financial statements as those operations were acquired by HSI's predecessor on March 31, 1997.

  All intercompany accounts and transactions have been eliminated upon consolidation.

 (c) Cash and Cash Equivalents--

  Cash equivalents consist of short-term investments with maturities of three months or less and are stated at cost, which approximates market.

 (d) Foreign Currencies--

  The consolidated financial statements are translated into US dollars to reflect the Company's reporting currency. The assets and liabilities are translated at the balance sheet date exchange rate. The profit and loss items have been translated at the average exchange rates for the fiscal year. The resulting translation effects are reflected in shareholders' equity.

  The functional currency of FAI Home Security (ENZED) Limited is New Zealand dollars, for FAI Home Security Pty Limited is Australian dollars, for Home Security International (UK) Limited is British Pound Sterling, for Home Security International (Canada), Inc. is Canadian dollars, and for Home Security International (SA)(Proprietary) Limited is the South African Rand.

 (e) Use of Estimates--

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

 (f) Income Taxes--

  The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 ("Accounting for Income Taxes") which requires an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


 (g) Revenue Recognition--

  Revenue is recognized at the time of shipment of products and is shown net of returns and rebates. The Company also sells extended product warranties for periods of one to two years and the revenue derived is recognized on a straight-line basis over the life of the warranties. All unearned portions of the warranties are treated in the balance sheet as "Deferred Income".

 (h) Allowance for Doubtful Accounts--

  Management reviews the collectability of accounts receivable on a regular basis. Amounts, if any, which are determined to be uncollectable, are provided for in the financial statements in the period such determination is made.

 (i) Inventories--

  Inventories consist of wholesale stock and sales aids and are stated at the lower of cost (first-in, first-out method) or market.

 (j) Capital assets--

  Capital assets are recorded at cost. Maintenance and repairs are expensed in the period to which they relate. Depreciation on capital assets is calculated using the straight-line method over the following estimated useful lives of the assets:

                                                                          YEARS
                                                                          -----
        Furniture and fixtures...........................................  8.0
        Office equipment.................................................  8.0
        Motor vehicles...................................................  6.5
        Computer equipment...............................................  3.5
        Leasehold improvements...........................................  3.0

 (k) Research and Development--

  The Company has no significant research and development activities.

 (l) Pension and Other Benefit Plans--

  The Company contributes to a pension plan on behalf of its employees. The pension plan is an accumulation fund and the Company has no liability to members under the plan. The Company has no other pension or other employment benefit plans.

 (m) Intangible Assets--

  Intangible assets represent the excess of cost over fair value of assets acquired and are amortized using the straight-line method over twenty years. The carrying value of intangible assets is periodically reviewed by management based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, management believes that no material impairment of intangible assets exists at June 30, 1998.

  The excess of cost over fair value of the assets of FFC acquired will be amortized using the straight-line method over twenty years and will be recognized as part of the Company's equity in net income of FFC.

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


 (n) Warranty--

  The Company warrants its products against defects in design, materials and workmanship for one year from the date of installation. A provision for estimated warranty costs is recorded based on management's best estimate of future warranty costs. Management's estimate is based upon historical warranty costs and is periodically adjusted to reflect actual experience. Changes in these estimates could result in an adjustment to the provision maintained.

 (o) Security call-out--

  The Company provides a security call-out service for emergency response for five years from the date of installation. A provision for estimated security call-outs is recorded based on management's best estimate of future security call-out costs. Management's estimate is based upon historical security call-out costs and is periodically adjusted to reflect actual experience. Changes in these estimates could result in an adjustment to the provision maintained.

 (p) Derivative Financial Instruments--

  The Company periodically enters into forward currency exchange contracts and options to manage the risk of foreign currency fluctuations, since a significant portion of its sales are in foreign currencies. The change in fair value of the contracts is recognized immediately and included in the determination of net income. The Company is not a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

 (q) Earnings per Share--

  Earnings per share have been computed according to the provisions of SFAS No. 128, ("Earnings Per Share") using the weighted average number of shares outstanding and assuming the 1997 reorganization occurred as of January 1, 1996. Diluted earnings per share have been computed based on the assumption that all stock options have been exercised.

 (r) Stock Option Plan--

  The Company accounts for its stock option plans (the "Option Plans") in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ("Accounting for Stock Issued to Employees"). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, which became effective in 1996, allows entities to continue to apply the provisions of APB Opinion No. 25 but requires pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has determined that the net income and net income per common share would not be materially affected by the provision of SFAS No. 123.

 (s) New Accounting Pronouncements--

  SFAS No. 130, ("Reporting Comprehensive Income") was issued in June 1997 and will be adopted by the Company effective July 1, 1998. This new pronouncement establishes standards for reporting and display of comprehensive income and its components. Adoption of this standard will not impact the Company's financial position or results of operations.

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


  SFAS No. 131, ("Disclosure about Segments of an Enterprise and Related Information") was issued in June 1997 and will be adopted by the Company effective July 1, 1998. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way that the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Management of the Company is evaluating this new pronouncement to determine its impact upon current reporting.

  SFAS No. 132, ("Employers, Disclosure about Pensions and Other Post Retirement Benefits") was issued in February 1998 and will be adopted by the Company effective July 1, 1998. This new pronouncement standardizes employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. Adoption of this standard will not have a material impact on the Company's financial position or results of operations.

NOTE 2: NET SALES

                                                   YEAR ENDED JUNE 30,
                                             ----------------------------------
                                                1996        1997        1998
                                             ----------  ----------  ----------
      Direct retail sales...................  1,366,926         --          --
      Distributor sales..................... 25,053,110  33,183,267  42,858,457
      Other.................................    497,637     516,601   1,553,592
                                             ----------  ----------  ----------
      Gross sales........................... 26,917,673  33,699,868  44,412,049
      Less: Returns and rebates.............   (216,751)   (235,273)   (293,547)
                                             ----------  ----------  ----------
      Net sales............................. 26,700,922  33,464,595  44,118,502
                                             ==========  ==========  ==========

NOTE 3: ACCOUNTS RECEIVABLE-TRADE

                                                                 JUNE 30,
                                                            -------------------
                                                              1997      1998
                                                            --------  ---------
      Accounts receivable..................................  745,280  1,643,980
      Less: Allowances for doubtful accounts............... (129,720)  (769,235)
                                                            --------  ---------
                                                             615,560    874,745
                                                            ========  =========

NOTE 4: INVENTORIES

                                                                  JUNE 30,
                                                             -------------------
                                                               1997      1998
                                                             --------- ---------
      Wholesale stock.......................................   879,476 1,727,670
      Sales aids............................................   397,628   304,773
                                                             --------- ---------
                                                             1,277,104 2,032,443
                                                             ========= =========

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                   JUNE 30,
                                                               -----------------
                                                                1997     1998
                                                               ------- ---------
      Prepayments............................................. 210,556   557,355
      Sundry debtors.......................................... 238,902   616,094
                                                               ------- ---------
                                                               449,458 1,173,449
                                                               ======= =========

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


NOTE 6: SECURED NOTE

  The Company has issued 250,000 shares at par value $0.001 to Bradley D. Cooper in exchange for cash of $125,000 and the issuance of a five year, 7.0% semi-annual interest bearing note secured by the shares issued to the value of $2,375,000.

NOTE 7: CAPITAL ASSETS

                                                                 JUNE 30,
                                                             ------------------
                                                              1997      1998
                                                             -------  ---------
      Furniture and fixtures................................ 216,064    204,373
      Office equipment...................................... 157,051    236,610
      Motor vehicles........................................ 164,884    273,373
      Computer equipment.................................... 255,764    402,906
      Leasehold improvements................................ 114,140    180,895
      Less: Accumulated depreciation........................ (38,332)  (229,920)
                                                             -------  ---------
                                                             869,571  1,068,237
                                                             =======  =========

NOTE 8: INTANGIBLES

                                                               JUNE 30,
                                                         ----------------------
                                                            1997        1998
                                                         ----------  ----------
      Goodwill on investment............................ 10,803,072  10,803,072
      Less: Accumulated amortization....................   (660,995) (1,201,149)
                                                         ----------  ----------
                                                         10,142,077   9,601,923
                                                         ==========  ==========

  Goodwill represents the excess of the purchase price paid by the then ultimate parent entity, FAI Insurances Limited over the fair value of assets acquired as part of the reorganization.

NOTE 9: INVESTMENT IN PARTNERSHIP

  Effective June 30, 1998, the Company purchased a 49 percent interest in Bayside Partnership (the "Partnership") that subsequently entered into an agreement with Prime Life Corporation Limited to acquire a retirement village in Melbourne, Australia. The $303,424 investment in the Partnership was accounted for using the equity method.

  In addition to the Company's interest in the Partnership two senior management personnel also purchased a combined interest in the Partnership of 30 percent.

NOTE 10: INVESTMENT IN AFFILIATED COMPANIES

  On December 31, 1997 the Company purchased 50 percent of the issued and outstanding shares (the "FFC Shares") of FAI Finance Corporation Pty Limited and its subsidiary FAI Finance Corporation (NZ) Limited (FFC) from FAI Insurances Ltd (the "FFC Transaction"). FFC, a consumer finance company with operations in Australia and New Zealand, finances a significant portion of the Company's financed sales.

  As part of the FFC Transaction, the Company received an option (the "FFC Option"), at no additional cost, exercisable within four years of the date of the FFC Transaction, to purchase the remaining 50 percent interest in FFC for the same consideration plus 50 percent of the net change in FFC's retained earnings from the date of the FFC Transaction until the date the FFC Option is exercised. If the FFC Option is exercised, the

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)

purchase price will be financed by FAI Insurances over a four year period from the date the FFC Option is exercised on terms comparable to the FFC Note (as defined below).

  The purchase price of $6,866,000, including direct costs incurred during the acquisition, was allocated to the net assets of FFC based on the estimated fair market values. As a result of the allocation, $5,890,000 of the purchase price was allocated to goodwill.

  Included in the consolidated statements of income is the Company's proportionate share of FFC earnings, less amortization of goodwill, for the period from January 1, 1998 to June 30, 1998.

  During the year, FFC declared a dividend of $1,857,600. The Company has classified its 50 percent share as "Investment in affiliated companies", as the receivable is to be reinvested in FFC within the next fiscal year.

  Also included in "Investment in affiliated companies" is an unsecured, non-interest bearing loan to FFC, repayable on demand, of $309,600.

  The purchase price for the FFC Shares was paid through the issuance of a five year promissory note (the "FFC Note"), bearing interest at 7.75% per annum, secured by the FFC Shares. Principal payments, which are payable in Australian dollars, are due on the following dates;

        December 31--
          1998........................................................   619,233
          1999........................................................ 1,238,400
          2000........................................................ 1,238,400
          2001........................................................ 1,238,400
          2002........................................................   402,702
                                                                       ---------
                                                                       4,737,135
                                                                       =========

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts receivable and payable approximate their respective fair values due to the short maturities of those instruments. The carrying value of the long-term payable to FAI Insurances Limited approximates its fair value as the loan was granted on December 31, 1997 at market rates which have not changed significantly.

NOTE 12: LEASE COMMITMENTS

  The operating lease commitments of the Company consist of property rentals and computer equipment leases.

                                                                    JUNE 30,
                                                                 ---------------
                                                                  1997    1998
                                                                 ------- -------
      Payable not later than one year..........................  181,166 175,094
      Payable later than one year but not later than two years.  181,166 175,094
      Payable later than two years but not later than three
       years...................................................  179,243 159,536
      Payable later than three years but not later than four
       years...................................................  173,717 100,204
      Payable later than four years but not later than five
       years...................................................  126,143     --
                                                                 ------- -------
                                                                 841,435 609,928
                                                                 ======= =======

                                                           YEAR ENDED JUNE 30,
                                                         -----------------------
                                                          1996    1997    1998
                                                         ------- ------- -------
      Rental expense.................................... 218,610 214,229 316,220
                                                         ======= ======= =======

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


NOTE 13: SEGMENT INFORMATION

  The Company operates principally in one industry segment including the sale, service and monitoring of security alarm systems. The Company's area of current operations is principally in Australia and New Zealand with start-up operations in the United Kingdom, Europe, Canada, USA and South Africa. No single customer accounts for more than 10% of the Company's revenues. Information about the Company's operations split by geographic location is shown below.

                                                  YEAR ENDED JUNE 30,
                                            ----------------------------------
                                               1996        1997        1998
                                            ----------  ----------  ----------
      Net sales:
        Australia.........................  21,937,533  22,488,078  31,361,814
        New Zealand.......................   4,763,389  10,327,184   7,622,952
        United Kingdom....................         --      547,083   3,469,824
        South Africa......................         --          --      921,770
        Canada............................         --      102,250     742,142
        United States.....................         --          --          --
                                            ----------  ----------  ----------
                                            26,700,922  33,464,595  44,118,502
                                            ==========  ==========  ==========
      Income (loss) from operations before
       related party royalty payment:
        Australia.........................   3,707,419   3,956,520   7,238,129
        New Zealand.......................   1,553,032   2,839,174   1,111,518
        United Kingdom....................         --       90,175    (124,231)
        South Africa......................         --       (8,481)    105,137
        Canada............................         --      (40,400)   (854,025)
        United States.....................         --      (52,120)   (462,983)
                                            ----------  ----------  ----------
                                             5,260,451   6,784,868   7,013,545
      Less: Related party royalty
       payments...........................  (2,750,468) (3,647,376)        --
                                            ----------  ----------  ----------
                                             2,509,983   3,137,492   7,013,545
                                            ==========  ==========  ==========
      Income (loss) from operations:
        Australia.........................   1,448,608   1,457,489   7,238,129
        New Zealand.......................   1,061,375   1,690,829   1,111,518
        United Kingdom....................         --       90,175    (124,231)
        South Africa......................         --       (8,481)    105,137
        Canada............................         --      (40,400)   (854,025)
        United States.....................         --      (52,120)   (462,983)
                                            ----------  ----------  ----------
                                             2,509,983   3,137,492   7,013,545
                                            ==========  ==========  ==========
      Depreciation:
        Australia.........................      11,192      36,453     161,421
        New Zealand.......................         --        3,757       3,221
        United Kingdom....................         --          --       11,434
        South Africa......................         --          --          --
        Canada............................         --        2,225       5,759
        United States.....................         --          --          --
                                            ----------  ----------  ----------
                                                11,192      42,435     181,835
                                            ==========  ==========  ==========

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


                                                           YEAR ENDED JUNE 30,
                                                         -----------------------
                                                          1996    1997    1998
                                                         ------- ------- -------
      Amortization...................................... 226,498 391,924 540,154
                                                         ======= ======= =======
      Capital expenditure:
        Australia.......................................  70,701 856,205 551,668
        New Zealand.....................................     --    9,696  20,448
        United Kingdom..................................     --      --   42,305
        South Africa....................................     --      --      --
        Canada..........................................     --   43,648  26,897
        United States...................................     --      --      --
                                                         ------- ------- -------
                                                          70,701 909,549 641,318
                                                         ======= ======= =======

                                                                 JUNE 30,
                                                           ---------------------
                                                              1997       1998
                                                           ---------- ----------
      Identifiable assets:
        Australia......................................... 13,055,853 18,164,341
        New Zealand.......................................    430,468    518,269
        United Kingdom....................................    418,863  1,765,934
        South Africa......................................     24,368    188,227
        Canada............................................    183,631    882,889
        United States.....................................  1,843,549  1,959,458
                                                           ---------- ----------
                                                           15,956,732 23,479,118
        Corporate assets..................................        118  7,006,183
                                                           ---------- ----------
                                                           15,956,850 30,485,301
                                                           ========== ==========

  Identifiable assets are those assets that are identified with the operation in each geographic area. Corporate assets are principally cash and short-term deposits.

NOTE 14: INCOME TAX

  The actual income tax expense attributable to net income differed from the amounts computed by applying local federal tax rates to income before taxes as a result of the following:

                                                     YEAR ENDED JUNE 30,
                                                -------------------------------
                                                  1996       1997       1998
                                                ---------  ---------  ---------
      Expected income tax expense at statutory
       rates..................................    940,639  1,351,883  2,657,809
      Tax effect of permanent and other
       differences:
        Over provision for income tax in prior
         years................................       (862)    (8,538)    (5,622)
        Deduction allocated from Investment in
         Partnership..........................        --         --    (600,609)
        Non-deductible expenses and other
         items................................     32,854    145,535   (129,548)
        Amortization of goodwill..............     81,539    141,093    189,054
                                                ---------  ---------  ---------
                                                1,054,170  1,629,973  2,111,084
                                                =========  =========  =========
      The tax expense is split between:
        Current...............................    699,653  1,711,286  2,578,343
        Deferred..............................    354,517    (81,313)  (467,259)
                                                ---------  ---------  ---------
                                                1,054,170  1,629,973  2,111,084
                                                =========  =========  =========

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


  FAI Home Security Pty Limited purchased tax losses on June 30, 1996 from FAI Home Security Holdings Pty Limited and FAI Insurances Limited for $110,202 and $766,344, respectively. These tax losses were utilized during the 1996 financial year by offsetting them against taxable income.

  The Australian government is contemplating certain revisions to its tax laws which may be applied retroactively and have an adverse effect on the Company's tax position. In accordance with SFAS No. 109, Accounting For Income Taxes, such effects of tax law changes are not reflected on the financial statements until enacted.

                                                              JUNE 30,
                                                          ------------------
                                                           1997      1998
                                                          -------  ---------
      Deferred tax assets are comprised of timing
       differences on:
        Provisions not currently deductible for tax
         purposes for:
          Doubtful accounts..............................  46,982    216,023
          Warranty....................................... 118,293     87,373
          Security call-out.............................. 126,563    146,003
          Extended warranty.............................. 172,550    295,046
          Other..........................................  60,851     29,130
        Sundry accruals..................................  29,638     11,146
        Tax losses carried forward.......................     --     352,898
        Prepayments......................................  (5,484)  (120,967)
                                                          -------  ---------
      Net deferred tax assets............................ 549,393  1,016,652
                                                          =======  =========

NOTE 15: RELATED PARTY TRANSACTIONS

  At June 20, 1997, FAI Finance Corporation (NZ) Limited was related by the majority holding of the then ultimate parent entity of FFC and the Company, FAI Insurances Limited.

  Interest has been charged on all amounts due to or payable from all related parties, with the exception of the amount payable to FAI Home Security Pty Limited, a subsidiary of the Company, by its previous parent, FAI Home Security Holdings Pty Limited, which was non-interest bearing. Interest has been charged in arrears at an annualized commercial rate on a monthly basis.

  Management fees charged to or received from related parties are an apportionment of overhead costs incurred by the relevant related entity. During fiscal 1997, FAI Home Security Pty Limited incurred staff and administration costs on behalf of FAI Home Security Holdings Pty Limited, whereas FAI Finance Corporation (NZ) Limited incurred costs to administer the New Zealand customer loan book.

  During the years ended June 30, 1996 and 1997 royalties were paid to the Company's then ultimate parent entity, FAI Insurances Limited, for naming rights in relation to all business conducted by the Company. The basis of royalty payments was 6% of the final retail value of sales made by the Company entities and its distributors. No further royalties were charged for the use of the FAI trade name after July 1, 1997.

  FAI General Insurance Company Limited, a subsidiary of FAI Insurances Ltd, leases office space to FAI Home Security Pty Limited at a commercial rate.

                                                                     JUNE 30,
                                                                  --------------
                                                                    1997    1998
                                                                  --------- ----
      Amounts due from related parties:
        Current assets:
          FAI Home Security Holdings Pty Limited................. 2,025,455  --
        Non-current assets:
          FAI Secure Home Finance Pty Limited....................    24,366  --

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


  The FAI Secure Home Finance Pty Limited loan was unsecured and non-interest bearing. The FAI Home Security Holdings Pty Limited loan was unsecured and non-interest bearing until June 30, 1997. As of July 1, 1997 interest was charged on the loan at the Westpac Bank indicator rate.

                                                                     JUNE 30,
                                                                  --------------
                                                                  1997   1998
                                                                  ---- ---------
      Amounts due to related party:
        Current liabilities:
          FAI Insurances Limited.................................  --    619,233
        Non-current liabilities:
          FAI Insurances Limited.................................  --  4,117,902

  The above loans relate to the acquisition of FFC. Refer to Note 10 for further details on the terms and conditions of the loans.

                                                        YEAR ENDED JUNE 30,
                                                    ---------------------------
                                                      1996      1997     1998
                                                    --------- --------- -------
      Net income is stated after the following
       items:
        Interest on direct advances to:
          FAI Insurances Limited..................     47,625    60,046     --
        Non exclusive database license fee paid by
         FAI Insurances Limited to:
          FAI Home Security Pty Limited...........        --        --  338,362
          FAI Home Security (ENZED) Limited.......        --        --   72,207
        Royalty fees paid to:
          FAI Insurances Limited..................  2,750,468 3,647,376     --
        Interest on loans paid to:
          FAI Insurances Limited..................        --        --  216,629
        Interest on loans received from:
          FAI Home Security Holdings Pty Limited..        --        --   26,679
          FAI Finance Corporation (NZ) Ltd........     75,087   755,613     --
        Management fees paid to:
          FAI Finance Corporation (NZ) Ltd........     43,628    58,394     --
        Management fees received from:
          FAI Home Security Holdings Pty Limited..        --    559,002     --
        Office rentals paid to:
          FAI General Insurance Company Limited...    218,613   213,240 207,870
        Computer rentals paid to:
          FAI Home Security Holdings Pty Limited..     96,925    92,937     --

NOTE 16: STOCK OPTION PLANS

  The Company has two stock option plans.

  1997 Stock Option Plan. The Company has adopted the 1997 Stock Option Plan (the "1997 Plan"), under which the Compensation Committee may grant options to purchase up to an aggregate of 750,000 shares of Common Stock to management, employees and advisers of the Company. The 1997 Plan provides for the grant

                       HOME SECURITY INTERNATIONAL, INC.

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)

of stock options ("Options"), including incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory stock options that do not qualify as stock options under Section 422 of the Code ("Non-Statutory Options"). The Company has issued a total of 750,000 options under the 1997 Stock Option Plan, all at an exercise price of $10.00 per share, including 250,000 to Mr. Cooper, 90,000 to Mr. Youngman and 80,000 to each of Mr. Whitaker and Ms. Hilbert, granted on July 15, 1997 and 165,000 to Mr. Appleby and 85,000 to Mr. Knowles, granted on April 8, 1998. Each of these Options vests in annual 20% increments over a five year period, with the first 20% vested and exercisable on the first anniversary of the grant date, except that 85,000 Options granted to Mr. Appleby and 55,000 Options granted to Mr. Knowles will vest in increments upon the Company achieving certain unit sales numbers outside of Australia and New Zealand prior to June 30, 1999 or if the Company fails to achieve the targeted unit sales number on October 31, 2003.

  1997 Non-Employee Director Stock Option Plan. The Company has adopted the 1997 Non-Employee Director Stock Option Plan, under which 50,000 shares of Common Stock have been authorized for issuance. Upon the closing of the Company's initial stock offering ("IPO"), all four non-employee directors received options to purchase 5,000 shares of Common Stock at $10.00 per share under the 1997 Non-Employee Director Stock Option Plan. Commencing with the first annual meeting of the shareholders following the IPO, all non-employee directors continuing to serve as such will receive, on the day following each annual meeting, options to purchase an additional 2,500 shares of Common Stock at an exercise price equivalent to the market price of the stock on the date of such grant. All such grants will be Non-Statutory Options. The Options granted under the 1997 Non-Employee Director Stock Option Plan are exercisable beginning six months from the date of grant.

NOTE 17: DERIVATIVES

  During the year ended June 30, 1998 the Company had entered into a forward currency exchange contract with a maturity date of June 30, 1998. Under the contract the Company agreed to sell AUD$1,000,000 and to receive $680,000 on maturity.

  The Company also entered into two foreign currency options, which matured on June 30, 1998. The Company has purchased an Australian dollar put / United States dollar call for AUD$2,500,000 with an exercise price of AUD$1 = $0.72 and has sold an Australian dollar call / United States dollar put for AUD$2,500,000 with an exercise price of AUD$1 = $0.7461.

  The above derivatives were closed out on June 26, 1998. For the year ended June 30, 1998 the Company recorded a gain of $355,000 on its derivatives. As at June 30, 1998 the Company has no outstanding derivative contracts.

NOTE 18: SUBSEQUENT EVENTS

 (a) Proposed share offering--

  On July 20, 1998 a Form S-1 was filed with the Securities and Exchange Commission for the issuance of up to a maximum of 1,495,000 shares of common stock of the Company.

                       HOME SECURITY INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                 (ALL AMOUNTS IN US$ UNLESS STATED OTHERWISE)


 (b) Ness transaction (unaudited)--

  On July 17, 1998, the Company entered into an agreement, amended as of September 30, 1998 whereby the Company will purchase all of the issued and outstanding common stock of International Integrated Home Security Limited ("IIHSL"), a British Virgin Islands holding company (the "Ness Transaction"). IIHSL is the holder of 75.04 percent of the issued and outstanding common stock of Ness Security Products Pty Limited ("Ness"). Ness is a leading manufacturer of security alarm products in Australia and the Company's sole supplier of the SecurityGuard alarm. The purchase price for the issued and outstanding common stock of IIHSL will consist of the following: (i) 400,000 shares of the Company's Common Stock, (ii) warrants immediately exercisable into 360,000 shares of Common Stock at an exercise price of $13.00, until the year 2003 and (iii) $11,398,000 in cash and a secured promissory note.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of FAI Finance Corporation Pty
Limited:

  We have audited the accompanying consolidated balance sheet of FAI Finance Corporation Pty Limited as of June 30, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in Australia, which are substantially similar to generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FAI Finance Corporation Pty Limited as of June 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended 30 June 1998 in conformity with generally accepted accounting principles in the United States of America.

                                          /s/ Arthur Andersen

Sydney
August 20, 1998

                            FAI FINANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED JUNE 30,
                                             ---------------------------------
                                               1996        1997        1998
                                        NOTE    $US        $US         $US
                                        ---- ---------  ----------  ----------
Interest income........................      2,814,877   6,399,516   8,589,957
Interest expenses--related party.......  11    (75,087)   (755,741) (1,297,681)
       --other.........................       (145,479) (1,170,662) (1,154,521)
                                             ---------  ----------  ----------
Net interest income....................      2,594,311   4,473,113   6,137,755
Management fee income related party....  11     43,628      61,675      69,075
                                             ---------  ----------  ----------
Operating revenues.....................      2,637,939   4,534,788   6,206,830
General and administrative expenses--
 other.................................   4   (888,377) (2,042,788) (3,001,603)
Bad debts and allowance for losses.....   2   (402,017)   (807,800)   (766,270)
                                             ---------  ----------  ----------
Income before taxes....................      1,347,545   1,684,200   2,438,957
Income tax expense.....................  10   (491,898)   (580,205)   (919,232)
                                             ---------  ----------  ----------
Net income ............................        855,647   1,103,995   1,519,725
                                             =========  ==========  ==========




  The accompanying notes are an integral part of these consolidated financial statements

                            FAI FINANCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,
                                                        ----------------------
                                                           1997        1998
                                                        ----------  ----------
ASSETS                                             NOTE    $US         $US
------                                             ---- ----------  ----------
Cash and cash equivalents.........................    5    211,096     241,889
Receivables                                           2
  Consumer loans..................................      29,780,843  38,138,274
  Business finance loans..........................       1,020,528     592,076
                                                        ----------  ----------
    Total receivables.............................      30,801,372  38,730,350
  Less: Allowance for losses of receivables.......    2    550,974     592,709
                                                        ----------  ----------
    Net receivables...............................      30,250,398  38,137,641
Prepaid expenses and other current assets.........    6    684,198     873,729
Restricted Deposits............................... 7,14    893,588     913,553
Plant and equipment, net..........................    8    343,050     410,415
Deferred income taxes.............................   10    208,814     209,319
Intangibles.......................................    9    296,440     232,387
                                                        ----------  ----------
    Total assets..................................      32,887,583  41,018,933
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Bank overdraft....................................       1,541,954     441,916
Borrowing Westpac Banking Corporation.............   14 11,641,113  16,260,681
Payables trade....................................          84,793     637,975
Accrued liabilities...............................          43,141      55,532
Provision for interim dividend....................             --    1,857,700
Income tax payable................................           1,063     375,645
Payables related party............................   11 17,445,050  20,582,441
                                                        ----------  ----------
    Total liabilities.............................      30,757,113  40,211,890
                                                        ----------  ----------
Shareholders' equity
  Common stock ($A1.00 value; 100,000 shares
   authorized; 50,002 shares outstanding).........          36,976      36,976
  Additional paid in capital......................         335,592     335,592
  Foreign currency translation reserve............         (64,101) (1,049,553)
  Retained earnings...............................       1,822,003   1,484,028
                                                        ----------  ----------
    Total shareholders' equity....................       2,130,470     807,043
                                                        ----------  ----------
    Total liabilities and shareholders' equity....      32,887,583  41,018,933
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FAI FINANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                  YEAR ENDED JUNE 30,
                                          -------------------------------------
                                             1996         1997         1998
                                              $US          $US          $US
                                          -----------  -----------  -----------
Cashflow from operating activities
  Net income............................      855,647    1,103,995    1,519,725
  Adjustments to reconcile net income to
   net cash from Operating activities:
    Depreciation........................       24,860       55,318      127,353
    Amortization of goodwill............       17,185       35,020       15,333
    Deferred taxes and income tax
     payable............................       43,308     (613,974)     364,378
    Provision for losses on term loans
     receivable.........................      257,633      279,192      150,871
    (Increase) decrease in operating
     assets:
      Prepaid expenses and other assets.     (244,198)    (450,320)    (332,444)
    Increase (decrease) in operating
     liabilities:
      Accounts payable..................      201,529        7,443      639,357
      Accrued liabilities...............      (15,679)      12,306       21,888
                                          -----------  -----------  -----------
        Net cash provided by operating
         activities.....................    1,140,285      428,980    2,506,461
                                          -----------  -----------  -----------
Cashflow from investing activities
  Additions to plant and equipment......     (107,277)    (258,225)    (273,951)
  Term loans funded.....................  (22,930,642) (33,411,428) (53,485,579)
  Collection of principal...............    9,950,145   23,706,843   38,112,514
                                          -----------  -----------  -----------
        Net cash used in investing
         activities.....................  (13,087,774)  (9,962,810) (15,647,106)
                                          -----------  -----------  -----------
Cashflow from financing activities
  Net proceeds from borrowings..........    8,444,131     (420,924)   7,244,019
  Decrease in restricted deposits.......     (788,600)    (104,988)    (188,062)
  Receipts from related parties.........    3,890,195    8,679,306    7,094,301
  Increase (decrease) in bank overdraft.       11,819    1,530,134     (923,065)
                                          -----------  -----------  -----------
        Net cash provided by financing
         activities.....................   11,557,545    9,683,528   13,227,193
                                          -----------  -----------  -----------
Net increase (decrease) in cash held....     (389,944)     149,699       86,638
                                          -----------  -----------  -----------
Cash at the beginning of the financial
 period.................................      379,406       17,576      211,096
Effect of exchange rate change on cash..       28,114       43,821      (55,845)
                                          -----------  -----------  -----------
Cash at the end of the financial period.       17,576      211,096      241,889
                                          ===========  ===========  ===========
Supplemental disclosure of cashflow
 information
  Interest paid.........................      220,566      755,742    2,452,201
  Income taxes paid.....................      497,783    1,200,788      286,592

  The accompanying notes are an integral part of these consolidated financial statements

                            FAI FINANCE CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                          CAPITAL STOCK
                              ISSUED
                          ($1 AUSTRALIAN         ADDITIONAL   FOREIGN       RETAINED                     TOTAL
                              DOLLAR              PAID-IN    CURRENCY       EARNINGS       CASH      SHAREHOLDERS'
                            PAR VALUE)   AMOUNT   CAPITAL   TRANSLATION  UNAPPROPRIATED  DIVIDEND       EQUITY
                              SHARES       $US      $US     RESERVE $US       $US           $US           $US
                          -------------- ------- ---------- -----------  -------------- -----------  -------------
BALANCE, JUNE 30, 1995..      50,002      36,976   335,592      (14,151)     (137,639)          --       220,778
Foreign currency
 translation adjustment                                          50,729                                   50,729
Net income 1996.........                                                      855,647                    855,647
                              ------     -------  --------  -----------    ----------   -----------   ----------
BALANCE, JUNE 30, 1996..      50,002      36,976   335,592       36,578       718,008           --     1,127,154
Foreign currency
 translation adjustment.                                       (100,679)                                (100,679)
Net income 1997.........                                                    1,103,995                  1,103,995
                              ------     -------  --------  -----------    ----------   -----------   ----------
BALANCE, JUNE 30, 1997..      50,002      36,976   335,592      (64,101)    1,822,003           --     2,130,470
Foreign currency
 translation Adjustment.                                       (985,452)                                (985,452)
Net income 1998.........                                                    1,519,725                  1,519,725
Cash dividend declared
 ($36.15 per share).....                                                                 (1,857,700)  (1,857,700)
                              ------     -------  --------  -----------    ----------   -----------   ----------
BALANCE, JUNE 30, 1998..      50,002     $36,976  $335,592  $(1,049,553)   $3,341,728   $(1,857,700)  $  807,043
                              ======     =======  ========  ===========    ==========   ===========   ==========


  The accompanying notes are an integral part of these consolidated financial statements

                            FAI FINANCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 (a) Nature of Business--

  FAI Finance Corporation Pty Ltd was incorporated in New South Wales, Australia on October 15, 1991 and FAI Finance Corporation (NZ) Ltd was incorporated in Auckland, New Zealand on May 23, 1996. The capital stock of FAI Finance Corporation (NZ) Ltd is owned by FAI Finance Corporation Pty Ltd.

  FAI Finance Corporation Pty Ltd and FAI Finance Corporation (NZ) Ltd, collectively ("FFC") or ("FAI Finance Corporation") is a consumer and business finance company operating in Australia and New Zealand. The main business activity of FFC is the sale and management of consumer, commercial and business finance products. Currently more than 80 percent of all consumer loans arise from financing of sales made by Home Security International, Inc's ("the Company") distributor network in Australia and New Zealand.

 (b) Principles of Consolidation and Basis of Preparation--

  The consolidated financial statements comprise the accounts of FAI Finance Corporation Pty Limited and its controlled entity FAI Finance Corporation (NZ) Ltd and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

  All intercompany accounts and transactions have been eliminated.

 (c) Cash and Cash Equivalents--

  Cash equivalents consist of short-term investments with maturities of three months or less and are stated at cost, which approximates market.

 (d) Foreign Currencies--

  The consolidated financial statements of FFC are translated into US dollars to reflect the reporting currency of the Company. The assets and liabilities of FFC are translated at the balance sheet date exchange rate. The profit and loss items of FFC have been translated at the average exchange rates for each period. The resulting translation effects are reflected in shareholders' equity.

  The functional currency of FAI Finance Corporation Pty Limited is Australian dollars and the functional currency of FAI Finance Corporation (NZ) Ltd is New Zealand dollars.

 (e) Use of Estimates--

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

 (f) Income Taxes--

  FFC accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 ("Accounting for Income Taxes") which requires an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            FAI FINANCE CORPORATION

 (g) Receivables--

  Receivables are presented net of unearned interest. Unearned interest is amortized to interest income using the effective interest method over the life of the related loan or commitment period.

 (h) Allowance for Losses--

  The allowance for losses of receivables is established through direct charges to income. The allowance for losses is determined by management after analysis of the current trend in the loan portfolio including charge offs, loan arrears and recoveries. FFC has adopted the policy of charging off receivables for which no loan installment has been received in the last six months.

 (i) Plant and Equipment--

  Plant and equipment are recorded at cost. Maintenance and repairs are expensed in the period to which they relate. Depreciation on plant and equipment is calculated using the straight-line method over the following estimated useful lives of the assets:

                                                                           YEARS
                                                                           -----
        Office equipment..................................................  7.7
        Plant.............................................................  6.0
        Motor vehicles....................................................  6.5
        Computer equipment................................................  4.0
        Leasehold improvements............................................  6.0

 (j) Research and Development--

  FFC has no significant research and development activities.

 (k) Pension and Other Benefit Plans--

  FFC contributes to a pension plan on behalf of its employees. The pension plan is an accumulation fund and FFC has no liability to members under the plan. FFC has no other pension or other employment benefit plans.

 (l) Derivative Financial Instruments--

  FFC uses derivatives as part of its asset/liability management to reduce its overall level of financial risk arising from normal business operations. FFC currently uses interest rate options to cap its interest expense on part of its external borrowings. FFC is not a trader in derivatives, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

 (m) New Accounting Pronouncements--

  Certain reclassifications have been made to the prior year statements to make them consistent with the current year presentation.

NOTE 2: LENDING ASSETS

  Lending assets include loan receivables.

 (a) Diversification of Credit Risk--

  FFC predominantly lends to consumers. There are no individual loans which exceed 5% of the lending assets at June 30, 1996, June 30, 1997 and June 30, 1998.

                            FAI FINANCE CORPORATION

 (b) Contractual Maturity of Loan Receivables (unaudited)--

  The contractual maturities of FFC's receivables at June 30, 1998 are due as follows:

                                        1998       1999    AFTER 2000   TOTAL
                                        $US        $US        $US        $US
                                     ---------- ---------- ---------- ----------
      Consumer loans................ 18,995,981 15,313,835 3,828,458  38,138,274
      Business finance loans........    414,453    177,623       --      592,076
                                     ---------- ---------- ---------  ----------
          Total loans............... 19,410,434 15,491,458 3,828,458  38,730,350
                                     ========== ========== =========  ==========

  The average yield on FFC's receivables at June 30, 1998 was 23.10% per annum.

 (c) Allowance for Losses--

                                                                    JUNE 30,
                                                                 ---------------
                                                                  1997    1998
                                                                   $US     $US
                                                                 ------- -------
      Balance at the beginning of the year...................... 271,781 550,974
      Provision for losses...................................... 279,193  41,735
                                                                 ------- -------
      Balance at the end of the year............................ 550,974 592,709
                                                                 ======= =======

  FFC maintains an allowance for losses of receivables based upon management's best estimate of future possible losses in the portfolio of receivables. Management's estimate is based upon current economic conditions, previous loss history, and knowledge of clients' financial position. Changes in these estimates could result in an increase in the reserves maintained.

 (d) Bad Debts and Allowance for losses--

  Bad debts and allowance for losses comprise:

                                                           YEAR ENDED JUNE 30,
                                                         -----------------------
                                                          1996    1997    1998
                                                           $US     $US     $US
                                                         ------- ------- -------
      Increase in allowance for losses.................. 257,633 279,193  41,735
      Bad debts charged off............................. 144,384 528,607 724,535
                                                         ------- ------- -------
          Total......................................... 402,017 807,800 766,270
                                                         ======= ======= =======

NOTE 3: LEGAL PROCEEDINGS

  FFC is party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. Although the ultimate amount for which FFC may be held liable, if any, is not ascertainable, FFC believes that the amounts, if any, which may ultimately be funded or paid with respect to these matters will not have a material adverse effect on the financial condition or results of operations of FFC.

                            FAI FINANCE CORPORATION

NOTE 4: GENERAL AND ADMINISTRATIVE EXPENSES

  The following table sets forth a summary of the major components of general and administrative expenses:

                                                         YEAR ENDED JUNE 30,
                                                     ---------------------------
                                                      1996     1997      1998
                                                       $US      $US       $US
                                                     ------- --------- ---------
      Employee salaries............................. 370,786   836,372 1,255,840
      Communications................................  68,925   315,020   303,533
      Space costs...................................  39,138   104,812   190,607
      Legal fees....................................  16,642    81,337    92,107
      Depreciation..................................  24,860    55,318   127,355
      Research information..........................  43,699    99,591   133,126
      Office expenses............................... 130,280   175,695   379,379
      Travel........................................   3,256     6,319    59,200
      Bank charges.................................. 108,151    72,081   140,893
      Other.........................................  82,640   296,243   319,563
                                                     ------- --------- ---------
          Total..................................... 888,377 2,042,788 3,001,603
                                                     ======= ========= =========

NOTE 5: CASH

                                                                    JUNE 30,
                                                                 ---------------
                                                                  1997    1998
                                                                   $US     $US
                                                                 ------- -------
      Cash on hand..............................................     373     594
      Cash at bank.............................................. 210,723 241,295
                                                                 ------- -------
                                                                 211,096 241,889
                                                                 ======= =======

NOTE 6: PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                    JUNE 30,
                                                                 ---------------
                                                                  1997    1998
                                                                   $US     $US
                                                                 ------- -------
      Prepayments...............................................  46,628  25,208
      Sundry debtors............................................ 637,570 848,521
                                                                 ------- -------
                                                                 684,198 873,729
                                                                 ======= =======

NOTE 7: RESTRICTED DEPOSITS

                                                                    JUNE 30,
                                                                 ---------------
                                                                  1997    1998
                                                                   $US     $US
                                                                 ------- -------
      Deposits--Westpac Banking Corporation..................... 893,588 913,553
                                                                 ------- -------
                                                                 893,588 913,553
                                                                 ======= =======

  Access to the funds in this account is restricted in accordance with the Receivables Purchase Agreement entered into with Westpac Banking Corporation. Refer to Note 14.

                            FAI FINANCE CORPORATION

NOTE 8: PLANT AND EQUIPMENT

                                                                  JUNE 30,
                                                              -----------------
                                                               1997      1998
                                                                $US      $US
                                                              -------  --------
      Office equipment....................................... 104,574   165,836
      Plant..................................................  29,318    32,587
      Motor vehicles.........................................  47,210    73,121
      Computer equipment..................................... 177,738   246,211
      Leasehold improvements.................................  68,582    77,200
      Less: Accumulated depreciation......................... (84,372) (184,540)
                                                              -------  --------
                                                              343,050   410,415
                                                              =======  ========

NOTE 9: INTANGIBLES

                                                                  JUNE 30,
                                                               ----------------
                                                                1997     1998
                                                                 $US      $US
                                                               -------  -------
      Initial goodwill on investment.......................... 335,592  278,864
      Amortization of goodwill................................ (39,152) (46,477)
                                                               -------  -------
                                                               296,440  232,387
                                                               =======  =======

  Goodwill represents the excess of the purchase price paid by FAI Insurances Limited, over the fair value of assets acquired when FAI General Insurance Company Limited acquired the shares in Secure Home Finance Pty Limited (later FAI Finance Corporation Pty Limited) from FAI Home Security Holdings Pty Limited on March 1, 1995. The goodwill associated with this acquisition has been pushed down to FFC and is being amortized over 20 years.

NOTE 10: INCOME TAX

  The actual income tax expense attributable to net income differed from the amounts computed by applying local federal tax rate to net income before taxes as a result of the following:

                                                         YEAR ENDED JUNE 30,
                                                       -------------------------
                                                        1996     1997     1998
                                                         $US     $US       $US
                                                       ------- --------  -------
Expected income tax expense at statutory rates........ 474,017  591,684  852,599
Tax effect of permanent and other differences:
  Over provision for income tax in prior years........     696  (42,152)     --
  Non-deductible expenses and other items.............     --    24,336   61,113
  Amortization of goodwill............................  17,185    6,337    5,520
  Change in tax rates in deferred tax benefits........     --       --       --
                                                       ------- --------  -------
                                                       491,898  580,205  919,232
                                                       ======= ========  =======
The tax expense is split between:
  Current............................................. 482,101  710,273  880,302
  Deferred............................................   9,797 (130,068)  38,930

                            FAI FINANCE CORPORATION

  Tax losses have been purchased by FFC at June 30, 1996 for $497,783 and June 30, 1997 for $671,751 from FAI Insurances Group. These were utilized during the financial year.

                                                                 JUNE 30,
                                                              ----------------
                                                               1997     1998
                                                                $US      $US
                                                              -------  -------
Deferred tax assets are comprised of timing differences on:
  Provisions not currently deductible for tax purposes for:
    Doubtful debts........................................... 198,351  192,179
    Leave....................................................  15,530   17,948
    Other....................................................   4,389    3,648
  Sundry accruals............................................     --     4,205
  Deferred costs.............................................     --    (5,374)
  Prepayments................................................  (9,456)   4,972
  Tax losses carried forward.................................     --    (8,259)
                                                              -------  -------
Net deferred tax asset....................................... 208,814  209,319
                                                              =======  =======

NOTE 11: RELATED PARTY TRANSACTIONS

  FAI Home Security (NZ) Trust, FAI Home Security Holdings (New Zealand) Limited and FAI General Insurance Company Ltd, each of which is owned by FAI Insurances Limited, are related by the 50 percent holding of FAI Insurances Limited, in FAI Finance Corporation Pty Limited as at June 30, 1998.

  FAI Home Security Pty Limited, which is owned by the Company, is related by its 50 percent holding in FAI Finance Corporation Pty Limited as at June 30, 1998.

  Management fees charged to related parties are an allocation of overhead costs incurred by the relevant related entity. FAI Finance Corporation (NZ) Limited incurred costs to administer the FAI Home Security Holdings (New Zealand) Limited's New Zealand customer loans book.

                                                                JUNE 30,
                                                          ---------------------
                                                             1997       1998
                                                             $US        $US
                                                          ---------- ----------
      Amounts due to related party:
        Non Current Liabilities
          FAI Insurances Limited.........................        --   9,563,073
          FAI General Insurance Company Ltd..............  7,511,515 10,424,200
          FAI Home Security Pty Limited..................         --    309,617
          FAI Home Security (NZ) Trust...................  9,546,227        --
          FAI Home Security Holdings (New Zealand)
           Limited.......................................    387,308    285,551
                                                          ---------- ----------
                                                          17,445,050 20,582,441
                                                          ========== ==========

  The above loans are unsecured, bear interest at the Westpac Bank indicator rate and are repayable on demand, with the exception of the FAI Insurances Limited, FAI General Insurance Company Ltd and FAI Home Security Pty Limited loans. The FAI Insurances Limited and FAI General Insurance Company Ltd loans were non-interest bearing and repayable on demand as at December 31, 1997. As from January 1, 1998 these two loans bear interest at the Westpac Bank indicator rate. The FAI Home Security Pty Limited loan is non-interest bearing and repayable on demand. As from January 1, 1998, FAI Insurances Limited and FAI General Insurances Company Ltd, together, agreed to match funding provided by FAI Home Security Pty Limited to FFC. These

                            FAI FINANCE CORPORATION
loans are non-interest bearing and repayable on demand. As at June 30, 1998 $309,617 of the FAI General Insurances Company Ltd loan balance and all of the FAI Home Security Pty Limited loan balance fell under this category.

                                                          YEAR ENDED JUNE 30,
                                                         ----------------------
                                                          1996   1997    1998
                                                          $US     $US     $US
                                                         ------ ------- -------
Net income is stated after the following items:
  Interest on loans paid by FAI Finance Corporation (NZ)
   Limited to:
    FAI Home Security (NZ) Trust........................ 67,174 754,176 314,582
    FAI Home Security Holdings (New Zealand) Limited....  7,913   1,565  28,957
  Interest on loans paid by FAI Finance Corporation Pty
   Limited to:
    FAI General Insurance Company Ltd...................    --      --  414,619
    FAI Insurances Ltd..................................    --      --  539,523
  Management fees received by FAI Finance Corporation
   (NZ) Limited from:
    FAI Home Security Holdings (New Zealand) Limited.... 43,628  61,675  40,701
    Vision Publishing Pty Limited.......................    --      --   28,374
  Office rentals paid by FAI Finance Corporation Pty
   Limited to:
    FAI General Insurance Company Limited............... 65,611  51,535  98,503

NOTE 12: FAIR VALUE DISCLOSURES

  SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information for certain financial instruments, for which it is practicable to estimate that value. Since there is no well-established market for many of FFC's assets, fair values are estimated using present value and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. These assumptions are inherently judgmental and changes in such assumptions could significantly affect fair value calculations. The derived fair value estimates may not be substantiated by comparison to independent markets and may not be realized in immediate liquidation of the instrument.

  For variable rate borrowings that reprice frequently, fair values were assumed to equal carrying values. The loans from FAI Insurances Limited and FAI General Insurance Company Limited were renegotiated as part of the Company's acquisition of a 50% interest in FFC. These loans bear interest from January 1, 1998, and as a consequence their carrying values approximate fair values.

  For fixed rate consumer and business loans, the fair values were assumed to equal carrying values as the market interest rates charged on the loans have not changed significantly since the loans were granted.

  Carrying values approximate fair values for all other financial instruments.

                            FAI FINANCE CORPORATION

NOTE 13: SEGMENT INFORMATION

  The following table shows certain financial information by geographical region.

                                                        YEAR ENDED JUNE 30,
                                                   -----------------------------
                                                     1996      1997      1998
                                                      $US       $US       $US
                                                   --------- --------- ---------
      Net interest income:
        --Australia............................... 2,480,922 3,496,927 4,452,019
        --New Zealand.............................   113,389   976,186 1,685,736
                                                   --------- --------- ---------
                                                   2,594,311 4,473,113 6,137,755
                                                   ========= ========= =========
      Operating revenues:
        --Australia............................... 2,481,860 3,496,927 4,480,393
        --New Zealand.............................   156,079 1,037,861 1,726,437
                                                   --------- --------- ---------
                                                   2,637,939 4,534,788 6,206,830
                                                   ========= ========= =========
      Bad debts and allowance for losses:
        --Australia...............................   401,610   754,141   579,972
        --New Zealand.............................       407    53,659   186,298
                                                   --------- --------- ---------
                                                     402,017   807,800   766,270
                                                   ========= ========= =========
      Net income:
        --Australia...............................   781,853   750,864 1,021,385
        --New Zealand.............................    73,794   353,131   498,340
                                                   --------- --------- ---------
                                                     855,647 1,103,995 1,519,725
                                                   ========= ========= =========

                                                                 JUNE 30,
                                                           ---------------------
                                                              1997       1998
                                                              $US        $US
                                                           ---------- ----------
      Identifiable assets
        --Australia....................................... 22,543,219 30,225,503
        --New Zealand..................................... 10,344,364 10,793,430
                                                           ---------- ----------
                                                           32,887,583 41,018,933
                                                           ========== ==========

NOTE 14: FINANCE FACILITIES

  On June 28, 1996, FFC entered into the Receivables Purchase Agreement with Westpac Banking Corporation ("Westpac"). Under this agreement, FFC has the right to sell eligible receivables to Westpac and undertakes to continue to service the receivables in exchange for a management fee.

  FFC also has the option to re-purchase the receivables at an amount determined by Westpac which is to take into account the outstanding principal on purchased loans and any outstanding obligations to Westpac under the agreement, including unpaid interest and facility fees.

  Under the Receivables Purchase Agreement, FAI General Insurance Company Limited must maintain a sub-ordinated loan with Westpac equal to the greater of $2,477,000 and 25% of the outstanding sold receivable in the first year or not less than 20% in subsequent years. The right of FAI General Insurance Company Limited to receive interest and principal repayments in respect of the loan are subject to Westpac's prior ranking as agreed between the parties. FAI General Insurance Company Limited has agreed to provide a subordinated loan to Westpac to a maximum of $12,384,000.

                            FAI FINANCE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


  FFC is required to maintain a cash reserve account (restricted deposit) with Westpac, the balance of which is not less than the greater of $619,000 and 5% of the outstanding principal on sold receivables. Interest on the cash reserve account is only paid after the interest obligations under the Westpac loan and subordinated loan have been met. The balance of the account is only available to FFC after all outstanding obligations to Westpac and the subordinated loans have been met.

  FFC has not recognized the sales of receivables under the agreement as a sale for financial reporting purposes. The sales proceeds received from Westpac have been recognized as secured borrowing, and interest, program and line fees under the Westpac facility have been recognized as interest expense. Under the agreement FFC pays interest to Westpac at the Australian Bank Bill rate plus 2.0% per annum. In addition, FFC pays program and line fees as agreed between the parties.

  The current limit of the facility provided by Westpac is $18,576,000 (utilized at June 30, 1998--$16,261,000). The scheduled commitment termination date for the Receivables Purchase Agreement is the third anniversary of the date the agreement was entered into. This date may be extended at the sole discretion of Westpac on the second or any subsequent anniversary of the Agreement for a further period of one year. If FFC wants an extension of the scheduled commitment termination date it must give a written request to Westpac at least 60 days before the relevant anniversary. If Westpac agrees, it must give written notice to FFC not later than the day of the relevant anniversary.

NOTE 15: DERIVATIVES

  FFC has entered an interest rate collar with Westpac. Under the collar FFC has capped its interest payable on a notional borrowing of $18,576,000 at 13.5% per annum, until August 14, 2000. FFC has also set a floor on the same notional principal and maturity, at 6.15% per annum.