Form 10-K/A
period 1998-06-30
HOME SECURITY INTERNATIONAL INC
filed 1998-10-29
CIK 1038262

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  AGGREGATE MARKET VALUE, AS OF OCTOBER 28, 1998, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $27,328,125 BASED ON THE LAST REPORTED SALE PRICE ON THE AMERICAN STOCK EXCHANGE.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 28, 1998: 5,550,500 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

This amendment is filed solely to include Items 10 through 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages as of June 30, 1998 are as follows:

             NAME               AGE                 POSITION
     --------------------       --- ------------------------------------------
     Bradley D. Cooper           39  Chairman of the Board of Directors, Chief
                                     Executive Officer

     Terrence J. Youngman        44  President

     Robert D. Appleby           47  Executive Vice President of International
                                     Business Development

     Mark Whitaker               32  Chief Financial Officer, Treasurer,
                                     Executive Vice President of Finance

     Geoffrey D. Knowles         33  Executive Vice President of Marketing

     Felicity A. Hilbert         29  Executive Vice President of Operations

     Timothy M. Mainprize(1)     48  Director

     Steven A. Rothstein         47  Director

     Steven Rabinovici(1)(2)     46  Director

     Dennis J. Puleo(1)(2)       52  Director

     Paul Brown                  38  Director

-------------

(1)  Member of Audit Committee

(2) Member of Compensation Committee

     Mr. Bradley D. Cooper is the founder of the Company and has been its Chief Executive Officer since its inception in 1988. Mr. Cooper became Chairman of the Board of the Company on May 1, 1997. Mr. Cooper is also a director and major shareholder of the Phoenix Leisure Group Pty Ltd, which holds the Australian license for Rossignol Skis. He is the founding director and major shareholder of Theme Products Pty Ltd, which holds exclusive licenses to manufacture, market and distribute children's furniture in Australia for such childhood favorites as Warner Bros. (Looney Tunes), Sesame Street, and Thomas the Tank Engine and is Chairman of Vision Publishing Pty Ltd, a business publishing and conference company. Mr. Cooper is also a director of the Elizabethan Theatre Trust.

     Mr. Terrence J. Youngman is the President of the Company and is responsible for management of all senior departmental managers and overall Company operations, a position he has held since 1996. Mr. Youngman has been employed by the Company since 1992, serving as General Manager from 1995 to 1996 and Finance Administration Manager from 1992 to 1995. In 1991 and 1992 Mr. Youngman served as a Finance Accountant for Furniture Australia (BTS Subsidiaries).

     Mr. Robert D. Appleby is the Executive Vice President of International Business Development for the Company and has served in this position since 1993. His responsibilities include the recruitment, training, development and motivation of the Company's distributors in Australia and overseas. Prior to his present position, Mr. Appleby served as the Company's International Sales Director.

     Mr. Mark Whitaker is the Company's Chief Financial Officer, Treasurer and Executive Vice President of Finance and has served in this capacity since December 1996. Mr. Whitaker has been employed by the Company since 1992, serving as Assistant General Manager in 1995 and 1996, as Group Accountant from 1993 to 1995 and as a Financial Accountant from 1992 to 1993. Prior to his employment with the Company, Mr. Whitaker was employed by Hewlett Packard (in England) as a financial accountant from 1991 to 1992.

     Mr. Geoffrey D. Knowles has served as Executive Vice President of Marketing for the Company since 1994. Mr. Knowles is responsible for the development and implementation of all sales and marketing material, training programs and internal competitions for all sales personnel. Mr. Knowles has been employed by the Company since 1993, serving as Assistant General Manager of the Company from 1993 to 1994 and National Sales Manager during 1993. From 1986 to 1992 Mr. Knowles was the Managing Director of Knowles Enterprises Pty Ltd., a company which sold electrical appliances.

     Ms. Felicity A. Hilbert has served as the Company's Executive Vice President of Operations, responsible for the operational management of the Company, the Customer Service department and the Extended Services department in Australia and overseas, since 1996. Ms. Hilbert has been employed by the Company since 1992, serving as the International Operations Manager from 1994 to 1996, as Distributor Relations Manager and National Administration Manager from 1993 to 1994 and as an Administrative Assistant for the Company's Melbourne branch from 1992 to 1993. Ms. Hilbert was employed by Tilt Lift Equipment Pty Ltd., a company which specializes in providing commercial construction products and services, from 1988 to 1992.

     Mr. Timothy M. Mainprize was elected a director of the Company in April 1997. Mr. Mainprize is Chief Financial Officer of FAI Insurances, where he is also responsible for its Information Technology and is a member of the Investment Committee. Mr. Mainprize had been with FAI Insurances since 1988 and was appointed a director of FAI Insurances in 1993.

     Mr. Steven Rothstein was elected a director of the Company in April 1997. He became a member of the Board of Directors of National Securities Corporation ("National Securities") in May 1995 and was appointed Chairman on August 1, 1995. He is also the Chairman, Chief Executive Officer, President and a director of Olympic Cascade Financial Corporation, the parent company of National Securities and L.H. Friend. From 1979 through 1989, Mr. Rothstein was a registered representative and limited partner at Bear Stearns and Company, Inc. in Chicago, Illinois and Los Angeles, California. From 1989 to 1992, Mr. Rothstein was a Senior Vice President in the Chicago office of Oppenheimer and Company, Inc. In December 1992 he joined Rodman and Renshaw, Inc., a Chicago-based broker/dealer, serving as Managing Director, and joined H.J. Meyers, Inc., a New York Stock Exchange member firm in March 1994. Mr. Rothstein is a 1972 graduate of Brown University, Providence, Rhode Island. Presently, Mr. Rothstein is a board member of SigmaTron International, Inc. and Vita Food Products, Inc. and a board member and chairman of the board of Shampan Lamport Holdings Limited. National Securities was one of the IPO Representatives and Mr. Rothstein has been designated by National Securities as its director nominee pursuant to rights granted to it in the Underwriting Agreement relating to the IPO.

     Mr. Steven Rabinovici was elected a director of the Company in April 1997. He has been Chairman of the Board and Chief Executive Officer of Complete Management, Inc. ("CMI") since December 28, 1995. From December 31, 1992 through December 27, 1995 he was the President, Chief Executive Officer and a director of CMI. From July 1990 through December 31, 1992, he was an independent health care and business consultant. Earlier in his career, Mr. Rabinovici had more than 10 years experience in hospital administration, including approximately two years as associate administrator of Brookdale Hospital Medical Center, a 1,000 bed teaching hospital, and two years as the administrator of the Division of Psychiatry, Cornell University New York Hospital. Mr. Rabinovici has a Bachelors degree from City University of New York, Brooklyn College, a Masters degree in Public Health from Columbia University School of Public Health and a Juris Doctorate degree from New York Law School.

     Mr. Dennis Puleo was elected a director of the Company in April 1997. He has worked as a real estate agent for Century 21 since 1991 and holds real estate licenses in Florida and Massachusetts. During this time, Mr. Puleo has also worked as an independent consultant in the areas of sales, marketing and franchising.

     Mr. Paul Brown was appointed a director of the Company effective following the close of the Ness Transaction, in October, 1998. Mr. Brown has been a private investor in different entities including the sole beneficial owner of Integrated Intenational Home Security Investments Limited ("IIHSL") for the last five years. Integrated Investments Limited, the sole shareholder of IIHSL, and seller in the Ness Transaction has designated Mr. Brown as its director nominee pursuant to the rights granted to it in the Stock Purchase Agreement relating to the Ness Transaction.

STAGGERED BOARD OF DIRECTORS

     Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes of directors serving staggered three-year terms.

     Class I Directors. The following persons serve as Class I directors with their term expiring at the annual meeting to be held following June 30, 1998:
Steven A. Rothstein and Steven Rabinovici.

     Class II Directors. The following persons serve as Class II directors with their term expiring at the annual meeting to be held following June 30, 1999:
Timothy M. Mainprize and Dennis J. Puleo.

     Class III Directors. The following persons serve as Class III directors with their terms expiring at the annual meeting to be held following June 30, 2000: Bradley D. Cooper and Paul Brown.

     All directors of each class hold their positions until the annual meeting of shareholders held during the year in which the terms of the directors in such class expire, or until their respective successors are elected and qualified.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Non-employee directors receive annual compensation of $10,000 and are reimbursed for out-of-pocket expenses incurred in attending each committee or board meeting. Pursuant to the 1997 Non-Employee Director Stock Option Plan options to purchase a total of 20,000 shares have been granted to date to the Company's non-employee directors, at an exercise price of $10.00 per share, and at each Annual Meeting of Stockholders each non-employee director will be granted options to purchase 2,500 shares of Common Stock at an exercise price equal to the closing market price on the date of such meeting. All options will be exercisable six months after the effective date of grant of said options and expire on the fifth anniversary of such date. See "Stock Compensation Plans" below.

EXECUTIVE EMPLOYMENT AGREEMENTS

     Certain executive employment agreements have been executed with the Company by the following key executives: Messrs. Bradley Cooper, Terrence J. Youngman, David Appleby, Mark Whitaker and Geoffrey Knowles and Ms. Felicity Hilbert and continue through June 30, 2000.

     The executive employment agreement (which has been superseded by a consulting agreement with a company beneficially owned by Mr. Cooper described below) with Mr. Cooper provides that he shall receive a base salary of $700,000 per year plus a bonus equivalent to 10% of Net Profit After Tax ("NPAT"), as calculated prior to his bonus entitlement. In addition, Mr. Cooper may receive an additional bonus, as may be determined by the Company's Board of Directors and its Compensation Committee. Mr. Cooper bears all expenses associated with his employment including rent, administrative support and travel costs, and the Company is not obligated to pay or reimburse Mr. Cooper for any out of pocket expenses incurred while he is on Company business. Mr. Cooper is eligible to receive stock options in accordance with the Company's 1997 Stock Option Plan or any other executive stock option plan as may be established from time to time by the Company's Board of Directors. The total remuneration received by Mr. Cooper is reviewed by the Company's Compensation Committee on an annual basis, and is subject to adjustment based on such review. In the event of termination during the first three years of the agreement, the Company must pay to Mr. Cooper an amount equal to Mr. Cooper's total remuneration (exclusive of bonuses) received or earned during the 12 month period preceding such termination. On October 1, 1997, the executive employment agreement with Mr. Cooper was replaced by a consulting agreement with Speakeasy Pty Ltd, a company beneficially owned by Mr. Cooper. The terms of the consulting agreement are substantially the same as the terms of the executive employment agreement that it replaced, except that the Company agreed to reimburse Speakeasy Pty Ltd for certain out of pocket costs which may be incurred by Mr. Cooper in connection with services rendered by him solely related to the Company's expansion into new markets outside of Australia and New Zealand.

     The executive employment agreement with Mr. Appleby provides that he receives no base salary. Instead, Mr. Appleby receives, on a monthly basis, a commission of approximately AUD $16 for each sale of a SecurityGuard System within Australia and New Zealand to a member of the public (provided the product has not been returned by the consumer and no refund of the purchase price has been made) and a bonus for reaching specified unit sale targets. For the twelve months ended June 30, 1998, Mr. Appleby received remuneration, based on the number of units sold, of $652,586 and a bonus of $341,052. The executive employment agreement with Mr. Knowles is substantially the same as that of Mr. Appleby except for his commission, which is approximately AUD $10 for each SecurityGuard System sold under the same conditions as Mr. Appleby. For the twelve months ended June 30, 1998, Mr. Knowles received remuneration, based on the number of units sold, of $339,043 and a bonus of $136,421.

     Mr. Youngman's agreement provides for a base salary of $85,233 and does not entitle him to any bonus.

     The executive employment agreement for each of Mr. Whitaker and Ms. Hilbert provides for a base salary of $67,000.

     The total remuneration, including any bonus, received by Messrs. Appleby, Knowles, Youngman and Whitaker and Ms. Hilbert under their respective agreements is reviewed by the Company's Compensation Committee on an annual basis, and is subject to adjustment based on such review.

EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for the years ended June 30, 1998, 1997 and 1996 to the Chief Executive Officer and to the other executive officers of the Company whose total annual salary and bonus for the year ended June 30, 1998 exceeded $100,000 (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL          LONG-TERM
                                                       --------------  -----------------
             NAME AND PRINCIPAL POSITION                COMPENSATION     COMPENSATION
-----------------------------------------------------  --------------  -----------------
                                                                        STOCK
                                                                       -------
                                                       YEAR   SALARY   OPTIONS    BONUS
                                                       ----  --------  -------   -------
Bradley D. Cooper(1)                                   1998  $700,000       --  $575,458
 Chairman of the Board and Chief Executive Officer     1997  $692,192       --        --
                                                       1996  $ 59,708       --        --
Robert D. Appleby                                      1998  $652,586       --  $341,052
 Executive Vice-President of International Business    1997  $476,468       --  $146,270
 Development                                           1996  $113,826       --  $ 78,860
Geoffrey D. Knowles                                    1998  $339,043       --  $136,421
 Vice President of Marketing                           1997  $312,400       --        --
                                                       1996  $110,693       --        --

-------------
(1) The salary paid to Mr. Cooper in fiscal year 1997 consisted solely of commissions for each SecurityGuard System sold by the Company. Mr. Cooper's employment agreement that became effective with the IPO, and the consulting agreement with Speakeasy Pty Ltd which has replaced the employment agreement, eliminated this commission arrangement. See "Executive Employment Agreements".

STOCK COMPENSATION PLANS

    1997 Stock Option Plan. The Company has adopted the 1997 Stock Option Plan, under which the Compensation Committee may grant options to purchase up to an aggregate of 750,000 shares of Common Stock to management, employees and advisors of the Company. The 1997 Stock Option Plan provides for the grant of stock options ("Options"), including incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory stock options that do not qualify as stock options under
Section 422 of the Code ("Non-Statutory Options"). The Company has issued a total of 750,000 options under the 1997 Stock Option Plan, all at an exercise price of $10.00 per share, including 250,000 to Mr. Cooper, 90,000 to Mr. Youngman and 80,000 to each of Mr. Whitaker and Ms. Hilbert, granted on July 15, 1997, and 165,000 to Mr. Appleby and 85,000 to Mr. Knowles, granted on April 8, 1998. Each of these Options vests in annual 20% increments over a five year period, with the first 20% vested and exercisable on the first anniversary of the grant date, except that 85,000 Options granted to Mr. Appleby and 55,000 Options granted to Mr. Knowles will vest in increments upon the Company achieving certain unit sales numbers outside of Australia and New Zealand prior to June 30, 1999 or on October 31, 2003, if the Company fails to achieve the targeted unit sales numbers.

    1997 Non-Employee Director Stock Option Plan. The Company has adopted the 1997 Non-Employee Director Stock Option Plan, under which 50,000 shares of Common Stock have been authorized for issuance. Upon the closing of the Company's IPO, all four non-employee directors received options to purchase 5,000 shares of Common Stock at an exercise price of $10.00 per share under the 1997 Non-Employee Director Stock Option Plan. Commencing with the first annual meeting of shareholders following the IPO (expected to be conducted in December
1998), all non-employee directors continuing to serve as such will receive, on the day following each annual meeting of shareholders, options to purchase an additional 2,500 shares of Common Stock at an exercise price equivalent to the market price of the stock on the date of such grant. All such grants will be Non-Statutory Options. The options granted under the 1997 Non-Employee Director Stock Option Plan are exercisable beginning six months from the date of grant.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of October 28, 1998 by (i) each executive officer of the Company, (ii) each director of the Company or nominee for director, (iii) all executive officers and directors as a group, and
(iv) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock.

                                                      BENEFICIAL OWNERSHIP(1)
                                                    ---------------------------
                                                     NUMBER OF
                                                       SHARES         PERCENT
                                                    ------------     ----------
EXECUTIVE OFFICERS AND DIRECTORS(2)
   Bradley D. Cooper(3).............................       300,000        5.5%
   Terrence J. Youngman(4)..........................        18,000          *
   Robert D. Appleby................................            --         --
   Mark Whitaker(5).................................        16,000          *
   Geoffrey D. Knowles..............................            --         --
   Felicity A. Hilbert(5)...........................        16,000          *
   Steven Rabinovici(6).............................         5,000          *
   Timothy M. Mainprize(6)(7).......................         5,000          *
   Dennis J. Puleo(6)...............................         5,000          *
   Steven A. Rothstein(6)(8)........................        54,000        1.0
   Paul Brown(9)....................................       760,000       12.9
 All executive officers and directors as a group
   (11 persons).....................................     1,179,000       19.4
FIVE PERCENT SHAREHOLDERS
   FAI Home Security Holdings Pty Ltd.(10)..........     2,150,000       38.7
     Level 7, 77 Pacific Highway
     North Sydney, NSW 2060 Australia
   Robertson, Stephens & Company
     Investment Management L.P.(11).................       796,600       14.4
     555 California St., Suite 2600
     San Francisco, CA 94104
   Heartland Advisors, Inc.(12).....................     1,203,100       21.7
     790 North Milwaukee Street
     Milwaukee, WI 53202

-------------
    *Less than one percent.

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting power and sole investment power with respect to all the shares reflected in this table.

(2) Unless otherwise noted, the address for each of the executive officers and directors is c/o Home Security International, Inc., Level 7, 77 Pacific Highway, North Sydney, NSW 2060, Australia.

(3) Includes 250,000 shares owned by Mr. Cooper and 50,000 shares issuable upon the exercise of options, which are currently exercisable.

(4) Represents 18,000 shares issuable upon the exercise of options, which are currently exercisable.

(5) Represents 16,000 shares issuable upon the exercise of options, which are currently exercisable.

(6) Represents 5,000 shares issuable upon the exercise of options, which are currently exercisable.

(7) Does not include 2,150,000 shares beneficially owned by FAI Insurances, of which Mr. Mainprize is a director and the Chief Financial Officer.

(8) Represents 5,000 shares issuable upon the exercise of options, which are currently exercisable and 49,000 shares issuable upon exercise of the IPO Warrants, transferred to Mr. Rothstein from National Securities. Does not include 41,000 shares issuable upon the exercise of the IPO Warrants held by National Securities, of which Mr. Rothstein is a director and Chairman. Mr. Rothstein is also Chairman, Chief Executive Officer, President and a director of Olympic Cascade Financial Corporation, the parent company of National Securities.

(9) Includes 400,000 shares issued to Integral Investments Limited pursuant to the Ness Transaction, of which Paul Brown is the sole beneficial owner, and 360,000 shares issuable upon the exercise of the Ness Warrants also issued to Integral Investments Limited pursuant to the Ness Transaction.

(10) A wholly owned subsidiary of FAI Insurances. Based on information reported on Schedule 13G, filed on February 19, 1998.

(11) Includes 626,100 shares held of record by The Robertson Stephens Orphan Fund ("Orphan"), of which Robertson, Stephens & Co. Investment Management, L.P. ("Robertson") is a General Partner. Robertson, Robertson Stephens Investment Management Co. ("Parent"), and Parent's 100% parent, BankAmerica Corporation, each share beneficial ownership of the 796,600 shares held by Orphan, and other subsidiaries. Based on information reported on Schedule 13G, filed on September 23, 1998.

(12) Based on information reported on Schedule 13G, Amendment No. 2, filed on May 11, 1998.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS INVOLVING BRADLEY D. COOPER

     In 1990, FAI Insurances acquired 50% of the stock of the Company from Bradley D. Cooper. On September 5, 1994 and June 1, 1995 FAI Insurances acquired from Mr. Cooper an additional 4.18% and 5.98% of the Company, respectively, for approximately $2,552,000. On June 1, 1995, FAI Insurances acquired from Mr. Cooper the remaining 39.84% of the Company which it did not already own for a purchase price of approximately $6,280,800 payable over 49 months (subject to downward adjustment in the event certain Earnings Before Interest and Taxes ("EBIT") targets were not achieved). By May 1997, the purchase price was paid in full by FAI Insurances. As a result of these transactions, the Company became a wholly owned subsidiary of FAI Insurances.

     On November 11, 1995, Mr. Cooper acquired from FAI Insurances the International Assets for $220 and assumed approximately $2.0 million of intercompany debt associated with the International Assets owed to FAI Insurances. This intercompany debt was subsequently converted to a fixed term loan bearing interest at 10% per annum. On March 31, 1997, FAI Insurances reacquired the International Assets from Mr. Cooper for the purchase price of approximately $2.8 million. The International Assets included a license from FAI Insurances to distribute the SecurityGuard System in all countries outside Australia and New Zealand. FAI Insurances' purchase of the International Assets did not include the amount due under the fixed term loan and the right to repayment was not transferred by FAI Insurances to the Company in connection with the Reorganization or otherwise. As of March 31, 1998 Mr. Cooper was obligated to FAI Insurances under the term loan in an aggregate amount of $2,449,528.

     On July 1, 1996, the Company entered into a management agreement with Speakeasy Pty Ltd. (as the trustee for the Speakeasy Investment Trust, of which Bradley D. Cooper is the primary beneficiary), whereby the services of Mr. Cooper were made available to the Company. In exchange for services provided, Speakeasy Pty Limited was paid a commission of approximately $19.25 on each alarm unit sold by the Company. For the fiscal year ended June 30, 1997, the Company paid to Speakeasy Pty Limited approximately $692,192. This management agreement terminated on the closing of the Company's IPO and was replaced by an employment agreement between the Company and Mr. Cooper, which was subsequently replaced on October 1, 1997 by a consulting agreement with Speakeasy Pty Ltd., which provides Mr. Cooper's services to the Company on substantially the same terms as the employment agreement which became effective upon the IPO. See "Executive Employment Agreements".

     On July 15, 1997 Mr. Cooper purchased 250,000 shares of the Company's Common Stock at $10.00 per share. Five percent (5%) of the purchase price for the shares was paid by Mr. Cooper in cash and the remainder was paid through a five-year note to the Company bearing interest at 7.0% per annum, payable semi-annually, and secured by the shares purchased. The note is repayable on the fifth anniversary of its issuance. The interest payable on the note is due on a full recourse basis. During the fiscal year ended June 30, 1998, Mr. Cooper made interest payments totaling $159,873.

     During the years ended June 30, 1996 and 1997, the Company made certain personal loan advances to Mr. Cooper. These loan advances were on a non-interest bearing basis and repayable on demand. The balance of these personal loans on June 30, 1996 and on June 30, 1997 were $105,432 and $14,076, respectively. These personal loan balances have been paid in full as of March 31, 1998.


TRANSACTIONS WITH FAI INSURANCES

     On June 30, 1997, pursuant to the Reorganization, the Company acquired from FAI Insurances, the Australian and New Zealand security alarm operations of FAI Insurances (the "Australia and New Zealand Operations") and the International Assets. The Reorganization was effected by a share purchase agreement through which the Company, in exchange for the International Assets and 100% of the issued capital stock of the wholly owned subsidiaries of FAI

Insurances which owned the Australia and New Zealand Operations, executed a $911,892 non-interest bearing note payable to FAI Insurances within thirty days of the effective date of the Company's IPO (the "FAI Note"), assumed a $208,894 non-interest bearing note payable to FAI Insurances within thirty days of the effective date of the Company's IPO (the "NZ Note") and issued 4,499,999 shares of Common Stock of the Company to FAI Home Security Pty Limited, a wholly owned subsidiary of FAI Insurances. In connection with the Reorganization, the Company entered into the License Agreement through which the license previously granted by FAI Insurances to use the "FAI" name and logo was modified to eliminate the royalty fee in connection therewith. Prior to the Reorganization, the Company paid a royalty fee to FAI Insurances for the fiscal years ended June 30, 1995, June 30, 1996 and June 30, 1997 of $1,989,371, $2,750,468 and $3,697,376,
respectively. Immediately prior to the Reorganization, the Company, through its predecessor entities, made a final dividend distribution to FAI Insurances totaling approximately $5,876,224 (including a partial return of capital of $581,928) representing primarily the retained earnings of the Australia and New Zealand Operations on the date of the Reorganization. Following the Reorganization, the Company completed the IPO. The FAI Note and the NZ Note were paid in full by the Company from proceeds of the IPO.

     The Company leases from FAI General Insurances Limited, a subsidiary of FAI Insurances, approximately 824 square meters of office space for its principal executive and operational offices located at Levels Ground, 3, 7 and 8, 77 Pacific Highway, North Sydney NSW 2060. Under the terms of the agreement, the Company pays an annual rent of AUD $380 per square meter per annum.

     From time to time predecessor entities of the Company entered into loan transactions with other companies affiliated with FAI Insurances. These loan transactions were treated as intercompany loans since at the time the loans were made the Company was an affiliate of FAI Insurances. The balance of these loans as of June 30, 1995, 1996 and 1997 amounted to $2,675,655, $4,380,060, and
$2,025,427, respectively. All of these loans were satisfied in full subsequent to June 30, 1997.

     Pursuant to the FFC Transaction, on December 31, 1997 the Company purchased the FFC Shares from FAI Insurances for $7,016,525 and acquired the FFC Option, at no cost, to acquire the remaining 50% equity interest of FFC for the same consideration as was paid for the FFC Shares plus 50% of the net change in FFC's retained earnings from the date of the FFC Transaction until the date the FFC Option is exercised. The Company delivered the FFC Note in payment of the purchase price. As of March 31, 1998 the aggregate principal amount of the FFC Note, plus accrued interest, totaled approximately $5,726,000. The payment of the principal balance of this note is secured by the FFC Shares purchased by the Company in the FFC Transaction.

TRANSACTIONS WITH STEVEN A. ROTHSTEIN

     National Securities, of which Steven A. Rothstein is Chairman of the Board, served as one of the IPO Representatives. In connection with the IPO, National Securities received, in addition to applicable underwriting discounts, commissions and a nonaccountable expense allowance, 130,000 of the IPO Warrants, and the right to delegate one nominee for election as a director of the Company during the five year period ending on July 18, 2002. Mr. Rothstein is also Chairman of the Board and Chief Executive Officer of Olympic Cascade Financial Corporation, which is the parent corporation of L.H. Friend.


TRANSACTIONS WITH INTEGRAL INVESTMENTS LIMITED AND PAUL BROWN

     On July 17, 1998 the Company entered into the Stock Purchase Agreement with Integral Investments Limited ("Integral"), whereby it has agreed to purchase all of the issued and outstanding common stock of Integrated International Home Security Limited ("IIHSL"), a British Virgin Islands company that owns 75.04 % of the issued and outstanding common stock of Ness Security Products Pty Ltd., and Australian company, a leading designer and manufacturer of security alarm products in Australia and the Company's sole supplier of its SecurityGuard alarm (the "Ness Transaction"). As a result of the Ness Transaction, Integral obtained the right to designate one nominee for election to the board of directors of the Company. Paul Brown, the sole shareholder of Integral was designated the nominee of Integral.

     Pursuant to the Stock Purchase Agreement, the Company agreed to pay aggregate consideration consisting of: (i) 400,000 shares of the Company's Common Stock; (ii) a five year convertible warrant to purchase 360,000 shares of the Company's Common Stock at an exercise price of $13.00; (iii) cash in the amount of $2,426,000 ($126,000 paid concurrent with the execution of the Purchase Agreement and $2,300,000 to be paid upon closing of the Transaction); and, (iv) a promissory note, secured by the IIHSL Shares, in the amount of $9,098,000, payable in installments of $400,000 on each of June 30, 1999 and December 31, 1999, respectively, with the balance of the note due on June 30, 2000 ("Note"). If any portion of the principal amount of the Note is still outstanding on October 1, 1999, the Company shall issue an additional five year warrant to purchase 200,000 shares of the Company's Common Stock at an exercise price of $13.00 per share. Likewise, if any portion of the principal amount of the Note is still outstanding on January 1, 2000, the Company shall issue an additional five year warrant to purchase 200,000 shares of the Company's
Common Stock at an exercise price of $13.00 per share.

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


                        Home Security International, Inc.,
                        (Registrant)

                        By:          /s/   Bradley D. Cooper
                            -        -----------------------
                                     Bradley D. Cooper
                              Chairman and Chief Executive Officer
                                  (Principal Executive Officer)
Date: October 28, 1998

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        SIGNATURE                         TITLE                        DATE
-------------------------  ------------------------------------  ----------------
/s/   Bradley D. Cooper    Chairman and Chief Executive          October 28, 1998
-------------------------  Officer
     Bradley D. Cooper     (Principal Executive Officer)

/s/   Mark Whitaker         Chief Financial Officer, Executive   October 28, 1998
-------------------------   Vice President of Finance and
      Mark Whitaker         Treasurer (Principal Financial
                            and Accounting Officer)

/s/       *                 Director                             October 28, 1998
-------------------------
  Timothy M. Mainprize

/s/       *                 Director                             October 28, 1998
-------------------------
  Steven A. Rothstein

/s/       *                 Director                             October 28, 1998
-------------------------
  Steve Rabinovici

/s/       *                 Director                             October 28, 1998
-------------------------
  Dennis J. Puleo

/s/                         Director                             October 28, 1998
-------------------------
  Paul Brown


* By: /s/  Mark Whitaker
      ------------------
           Mark Whitaker
           As Attorney-in-Fact