Form 10-Q
period 1998-09-30
HOME SECURITY INTERNATIONAL INC
filed 1998-11-16
CIK 1038262

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              -------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number

                              -------------------

                       HOME SECURITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



               Delaware                                          98-0169495
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation of organization)                          Identification No.)
      Level 7, 77 Pacific Highway
      North Sydney, NSW Australia
(Address of principal executive offices)                            2060
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

     Number of Shares of Common Stock Outstanding on November 16, 1998:
5,550,500

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                           NOTE        June 30,    September 30,
                                                                   ------------------------------
                                                                         1998           1998
                                                                          $US            $US
                                                           --------------------------------------

ASSETS
------
Current assets
     Cash and cash equivalents                                        7,006,183         6,348,337
     Accounts receivable - trade, net                        2          874,745         1,623,622
     Inventories                                             3        2,032,443         2,145,496
     Prepaid expenses and other current assets                        1,173,449         1,779,844
                                                                   ------------------------------
          Total current assets                                       11,086,820        11,897,299
                                                                   ------------------------------

Non-current assets
     Investment in affiliated companies                      5        7,405,130         7,345,315
     Intangibles, net                                                 9,601,923         9,466,885
     Other non-current assets                                         2,391,428         2,274,723
                                                                   ------------------------------
          Total non-current assets                                   19,398,481        19,086,923
                                                                   ------------------------------
          Total assets                                               30,485,301        30,984,222
                                                                   ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
     Payables - trade                                                 4,280,422         2,945,104
     Income tax payable                                               1,608,648         2,262,214
     Other current liabilities                                        2,076,402         2,042,370
                                                                   ------------------------------
          Total current liabilities                                   7,965,472         7,249,688
                                                                   ------------------------------
Non-current liabilities
     Note payable - FAI Insurance group                      5        4,117,902         3,926,160
     Other non-current liabilities                                      303,055           305,789
                                                                   ------------------------------
          Total non-current liabilities                               4,420,957         4,231,949
                                                                   ------------------------------
          Total liabilities                                          12,386,429        11,481,637
                                                                   ------------------------------
Shareholders' equity
     Preferred stock $.001 value; 1,000,000 shares authorized,
       none outstanding                                                       -                 -
     Common stock $.001 value; 20,000,000 shares authorized and
       5,150,500 shares issued and outstanding as of June 30, 1998
       and September 30, 1998.                                            5,150             5,150
     Additional paid-in capital                                      16,111,311        16,111,311
     Secured Note                                                    (2,375,000)       (2,375,000)
     Accumulated other comprehensive loss                              (976,565)       (1,177,465)
     Retained earnings                                                5,333,976         6,938,589
                                                                   ------------------------------
          Total shareholders' equity                                 18,098,872        19,502,585
                                                                   ------------------------------
          Total liabilities and shareholders' equity                 30,485,301        30,984,222
                                                                   ==============================


       The accompanying notes are an integral part of these consolidated financial statements

      HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                         Three Months Ended
                                                                            September 30,
                                                     NOTE     --------------------------------------
                                                                       1997               1998
                                                                       $US                $US
                                                 ---------------------------------------------------

Net Sales                                                          11,048,697          10,226,238
Cost of goods sold                                                 (6,325,736)         (5,861,610)
                                                              -----------------------------------
Gross profit                                                        4,722,961           4,364,628

General and administrative expenses                                (2,498,647)         (1,907,113)
                                                              -----------------------------------
Income from operations                                              2,224,314           2,457,515

Interest income    - other                                             90,010             115,497
Interest expenses  - related party                                          -             (98,783)
                   - other                                                  -              (1,204)
                                                              -----------------------------------
Income before taxes and equity in income of
 affiliated companies                                               2,314,324           2,473,025

Income tax expense                                                   (878,882)           (916,864)
                                                              -----------------------------------
Income before equity in income of affiliated
 companies                                                          1,435,442           1,556,161
Equity in income of affiliated companies              5                     -              48,452
                                                              -----------------------------------
Net income                                                          1,435,442           1,604,613
                                                              ===================================
Net income per common share
     Basic earnings per share                                     $      0.29         $      0.31
     Diluted earnings per share                                   $      0.28         $      0.31
Weighted average number of shares outstanding
     Basic                                                          5,017,000           5,150,500
     Diluted                                                        5,094,761           5,162,457


      The accompanying notes are an integral part of these consolidated financial statements

     HOME SECURITY INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (Unaudited)





                                                                     Three Months Ended September 30,
                                                                  --------------------------------------
                                                                        1997                1998
                                                                         $US                 $US
                                                                  --------------------------------------
Net cash provided by operating activities                             1,400,557                  224,695
                                                                  --------------------------------------
Cashflow from investing activities
     Receipt from related parties                                     1,590,066                        -
     Other cash(outflows) from investing activities                    (298,583)                (610,855)
                                                                  --------------------------------------
          Net cash provided by/(used in) investing activities         1,291,483                 (610,855)
                                                                  --------------------------------------
Cashflow from financing activities
     Sale of common stock                                             4,130,000                        -
     Share issue costs                                                 (432,262)                       -
     (Decrease) in bank overdraft                                       (30,626)                       -
                                                                  --------------------------------------
          Net cash provided by (used in) financing activities         3,667,112                        -
                                                                  --------------------------------------
Net increase/(decrease) in cash held                                  6,359,152                 (389,160)
                                                                  --------------------------------------
Cash at the beginning of the financial period                               118                7,006,183
Effect of exchange rate change on cash                                   (8,715)                (271,686)
                                                                  --------------------------------------
Cash at the end of the financial period                               6,350,555                6,348,337
                                                                  ======================================

Supplemental disclosure of cashflow information:
          Interest paid                                                       -                   99,988
          Income taxes paid                                                   -                  148,632



      The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation and Basis of Preparation -

     The consolidated financial statements have been prepared by Home Security International, Inc ("the Company"), without audit. The financial statements include consolidated balance sheets, consolidated statements of income, consolidated statement of changes in shareholders' equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods have been made.

     The financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended June 30, 1998 and the footnotes thereto included in the Company's Annual Report on Form 10-K.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The investment in FAI Finance Corporation Pty Limited ("FFC") and Bayside Partnership ("the Partnership") are recorded using the equity method.

     All inter-company accounts and transactions have been eliminated upon consolidation.

                       HOME SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)



NOTE 2:  ACCOUNTS RECEIVABLE -- TRADE       June 30,           September 30,
                                         ---------------------------------------
                                              1998                 1998
                                               $US                  $US
                                         ---------------------------------------
Accounts Receivable                        1,643,980             2,233,375
Less:  allowances for doubtful debt         (769,235)             (609,753)
                                         ---------------------------------------
                                             874,745             1,623,622

NOTE 3:  INVENTORIES
                                            June 30,           September 30,
                                         ---------------------------------------
                                              1998                 1998
                                               $US                  $US
                                         ---------------------------------------
Wholesale stock                            1,727,670             1,841,732
Sales aids                                   304,773               303,764
                                         ---------------------------------------
                                           2,032,443             2,145,496

NOTE 4:  COMPREHENSIVE INCOME

     As of July 1, 1998 the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the notes to the condensed consolidated financial statements for interim reporting purposes.

     Total Comprehensive Income for the three months ended September 30, 1997 and 1998 was as follows:


                                                       Three Months Ended
                                                          September 30,
                                         ---------------------------------------
                                              1997                 1998
                                               $US                  $US
                                         ---------------------------------------
Net Income                                 1,435,442            1,604,613
Other comprehensive (loss) income:
     Foreign currency translation              3,921             (200,900)
      adjustment
                                         ---------------------------------------
Total comprehensive income                 1,439,363            1,403,713


                       HOME SECURITY INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 5: INVESTMENT IN AFFILIATED COMPANIES

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

     As part of the FFC Transaction, the Company received an option (the "FFC Option"), at no additional cost, exercisable within four years of the date of the FFC Transaction, to purchase the remaining 50 percent interest in FFC for the same consideration plus 50 percent of the net change in FFC's retained earnings from the date of the FFC Transaction until the date the FFC Option is exercised. If the FFC Option is exercised, the purchase price will be financed by FAI Insurances over a four-year period from the date the FFC Option is exercised on terms comparable to the FFC Note (as defined below).

     The purchase price of $6,546,000, including direct costs incurred during the acquisition, was allocated to the net assets of FFC based on the estimated fair market values. As a result of the allocation, $5,617,000 of the purchase price was allocated to goodwill.

     Reconciliation of equity in income of affiliated companies for the three months ended September 30, 1998 is shown below.

                                                                               Three months ended
                                                                                 September 30,
                                                                        ------------------------------
                                                                                      1998
                                                                                      $US
                                                                        ------------------------------
50 percent of Net income of affiliated company -- FFC                               118,117
Amortization of goodwill -- FFC                                                     (69,665)
                                                                        ------------------------------
Equity in income of affiliated companies                                             48,452

     During the fiscal year ended June 30, 1998, FFC declared a dividend of $1,771,200. The Company has classified its 50 percent share of the dividend as "Investment in affiliated companies", as the dividend was reinvested in FFC during the quarter ended September 30, 1998.

     Also included in "Investment in affiliated companies" is an unsecured, non-interest bearing loan to FFC, repayable on demand, of $531,360.

     The purchase price for the FFC Shares was paid through the issuance of a five year promissory note (the "FFC Note"), bearing interest at 7.75% per annum, secured by the FFC Shares. Principal payments, which are payable in Australian dollars, are due on the following dates:

        December 31 --
             1998.............................   590,400
             1999............................. 1,180,800
             2000............................. 1,180,800
             2001............................. 1,180,800
             2002.............................   383,760
                                               ---------
                                               4,516,560
                                               =========

                       HOME SECURITY INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 6:  SUBSEQUENT EVENT



     Effective October 1, 1998, the Company purchased all of the issued and outstanding common stock of International Integrated Home Security Limited ("IIHSL"), a British Virgin Islands holding company. IIHSL is the holder of
75.04 percent of the issued and outstanding common stock of Ness Security Products Pty Limited ("Ness"). Ness is a leading manufacturer of security alarm products in Australia and the Company's sole supplier of the SecurityGuard alarm. The purchase price for the issued and outstanding Common Stock of IIHSL consisted of the following: (i) 400,000 shares of the Company's Common Stock,
(ii) warrants convertible into 360,000 shares of Common Stock at an exercise price of $13.00 per share, which will be exercisable through the year 2003 (the "Ness Warrants"), (iii) cash in the amount of $2,426,000 ($126,000 paid concurrent with the execution of the Purchase Agreement and $2,300,000 to be paid upon closing of the Transaction); (iv) a promissory note, secured by the IIHSL Shares, in the amount of $9,098,000, payable in installments of $400,000 on each of June 30,1999 and December 31, 1999, with the balance of the note due on June 30, 2000 ("Note"); and, (v) a non-refundable re-negotiation fee of $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995


     This discussion and analysis of the Company's financial condition and results of operations contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this filing, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the residential security alarm industry, the costs of product development, currency fluctuations as identified more fully below and other risks and uncertainties including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's shareholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. Such factors include, but are not limited to, the risks identified above and the risks detailed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and expanded upon herein, and as detailed from time to time in the Company's other filings made with the Securities and Exchange Commission.

Comparison of three months ended September 30, 1998 and September 30, 1997.

     Net Sales: Net sales decreased by $0.8 million or 7% from $11.0 million for the three months ended September 30, 1997 to $10.2 million for the three months ended September 30, 1998. The decrease in net sales was primarily due to the decline in the value of the Australian Dollar ("AUD") against the U.S. dollar. The value of the AUD against the USD declined from an average conversion rate of
0.7328 for the three months ended September 30, 1997 to 0.5858 for the three months ended September 30, 1998. Australian net sales denominated in local currency increased by 16% for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase denominated in local currency was attributable to a 19% increase in unit sales in Australia from 9,348 units for the three months ended September 30, 1997 to 11,092 units for the three months ended September 30, 1998.

     Net sales for the European, South African and North American markets increased $0.8 million or 72% from $1.1 million for the three months ended September 30, 1997 to $1.9 million for the three months ended September 30, 1998. This increase was primarily attributable to a 49% increase in unit sales in the European, South African and North American markets from 1,517 units for the three months ended September 30, 1997 to 2,256 units for the three months ended September 30, 1998.

     Cost of Goods Sold: Cost of goods sold decreased by $0.4 million from $6.3 million to $5.9 million. This reduction is primarily due to the decline in the value of the AUD and NZD against the U.S. dollar. As a percentage of net sales, cost of goods sold remained stable at 57.3% for the three months ended September 30, 1997 and 1998, respectively.

     General and Administrative Expenses: General and administrative expenses were $1.9 million for the three months ended September 30, 1998, compared to $2.5 million for the three months ended September 30, 1997. Total general and administrative expenses, as a percentage of net sales, decreased to 18.6% for the three months ended September 30, 1998 compared to 22.6% for the three months ended September 30, 1997. The reduction in general and administrative expenses as a percentage of net sales was primarily due to the following factors: (i) a 10% reduction in overheads within the Australian operations from AUD$2.52 million for the three months ended September 30, 1997 to AUD$2.27 million for the three months ended September 30, 1998; and (ii) general and administrative expenses for the European, South African and North American operations remained stable at $0.4 million for the three months ended September 30, 1997 and 1998 respectively despite an increase in net sales of 72% for the same periods.

     Income From Operations: Income from operations increased 14% from $2.2 million for the three months ended September 30, 1997 to $2.5 million for the three months ended September 30, 1998.

     Interest Income: Interest income remained stable at $0.1 million for the three months ended September 30, 1997 and 1998, respectively.

     Interest Expense: Interest expense for the three months ended September 30, 1998 was $100,000. This included interest payments of $99,000 to FAI Insurances pursuant to the FFC Note. There was no interest expense for the three months ended September 30, 1997.

     Income Tax Expense: The effective rate of tax decreased from 38% for the three months ended September 30, 1997 to 37% for the three months ended September 30,1998. This reduction is primarily attributable to the increase in income earned in the United Kingdom, South Africa and Canada, all of which have lower tax rates than Australia.



     Equity in Income of Affiliated Companies: Equity in income of affiliates for the three months ended September 30, 1998 was $48,000. This was calculated by taking the Company's 50% share of FFC's net income of $236,000 for the three months ended September 30, 1998 and deducting amortization of goodwill for the same period of $70,000. There was no equity in income of affiliates for the three months ended September 30, 1997 as the FFC Transaction took place on December 31,1997.

     Net Income: Net income increased 14% from $1.4 million for the three months ended September 30, 1997 to $1.6 million for the three months ended September 30, 1998.


Liquidity and capital resources

     The principal source of the Company's liquidity historically has been, and in the future is expected to be, cashflow from operations. The Company currently has no credit facility with a bank or other financial institution, although it believes appropriate facilities would be available on reasonable terms if needed.

     Effective October 1, 1998, the Company executed an amendment to the Stock Purchase Agreement, dated as of July 17, 1998, ("Purchase Agreement") through which the Company acquired 100% of the issued and outstanding stock (the "IIHSL Shares") of IIHSL. Pursuant to the Purchase Agreement, the Company paid aggregate consideration consisting of: (i) 400,000 shares of the Company's common stock, $.001 par value per share ("HSI Common Stock"); (ii) five year convertible warrants to purchase 360,000 shares of HSI Common Stock at an exercise price of $13.00 per share; (iii) cash in the amount of $2,426,000 ($126,000 paid concurrent with the execution of the Purchase Agreement and $2,300,000 to be paid upon closing of the Transaction); (iv) a promissory note, secured by the IIHSL Shares, in the amount of $9,098,000, payable in installments of $400,000 on each of June 30,1999 and December 31, 1999, with the balance of the note due on June 30, 2000 ("Note"); and, (v) a non-refundable re-negotiation fee of $200,000. If any portion of the principal amount of the Note is still outstanding on October 1, 1999, the Company shall issue an additional five year warrant to purchase 200,000 shares of HSI Common Stock at an exercise price of $13.00 per share. Likewise, if any portion of the principal amount of the Note is still outstanding on January 1, 2000, the Company shall issue an additional five year warrant to purchase 200,000 shares of HSI common stock at an exercise price of $13.00 per share.

     Cashflow from operations decreased from $1.4 million for the three months ended September 30, 1997 to $0.2 million for the three months ended September 30, 1998. The decrease in cash flow provided by operations was attributable to
(i) early repayment of creditors within the European, South African and North American operations (early repayment of creditors enabled these operations to reduce the cost of inventories by taking advantage of favorable exchange rates); and (ii) capitalization in prepayments and other assets of (a) costs relating to the purchase of IIHSL and (b) costs associated with the filing of a Form S-1 with the Securities and Exchange Commission on July 20, 1998.

     Accounts receivable increased during the three months ended September 30, 1998 as a result of the continued expansion of the Distributor Network.

     Net cash used in investing activities raised a surplus of $1.3 million during the three months ended September 30, 1997 in contrast to a deficit of $0.6 million during the three months ended September 30, 1998. The deficit in net cash used in investing activities was due to the following factors: (i) an advance of $0.2 million to FFC; (ii) purchase of additional capital assets of $0.1 million; and (iii) a short term loan granted of $0.3 million.

     Net cash generated from financing activities raised a surplus of $3.7 million during the three months ended September 30, 1997 in contrast to zero for the three months ended September 30, 1998. The $3.7 million surplus during the three months ended September 30, 1997 resulted from the sale of shares in the IPO in July 1997.

     The Company believes that internally generated cashflows will be adequate to support currently planned business operations over the next twelve months. The Company's strategy for growth is based on the expansion of its Distributor Network into existing and new markets, with the costs of such expansion largely borne by the distributor. It is expected excess cashflows generated by the Company will be used in part to make the $590,400 repayment due on the FFC Note as at December 31, 1998 and if the Company acquires the remaining 24.96% interest of Ness, for such acquisition. Additionally, the Company may from time to time, use excess cash flows to make strategic acquisitions or other investments. Notwithstanding that the Company's costs in expanding its Distributor Network are expected to be limited, the Company may be required to obtain additional capital to fund growth from other financing sources if the cashflow generated by the Australian and New Zealand operations is insufficient to meet the cash requirements of developing the international operations. Potential sources of such capital may include proceeds from bank financing or additional offerings of the equity or debt securities of the Company. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources. The lack of such capital could have a material adverse effect on the Company's operations.

Year 2000 disclosure

     The Company is currently in the process of evaluating its information technology infrastructure ("ITI") for Year 2000 compliance. In this regard, the Company has identified three (3) areas of exposure. First, the Company's operating environment, which includes the following: software, hardware, and the remaining infrastructure. The software and hardware exposures have been identified as either "mission critical" or "non-mission critical". Mission critical software includes the Company's accounting package, customer databases, and operating systems, including Windows 95 and Windows NT. The Company is presently undergoing a review process with regard to mission critical software. The Company expects to achieve Year 2000 compliance for all mission critical software by early 1999, and anticipates that the costs to achieve compliance will not have a material impact on the financial condition or results of operations of the Company. Mission critical hardware encompasses the data communication infrastructure and all server end hardware. The Company has employed an external information technology firm to review its mission critical hardware and provide an analysis of the Company's potential risks, and alternatives to ensure Year 2000 compliance. Such review is in its last stages, and the Company expects to achieve Year 2000 compliance for its mission critical hardware by the end of 1998. All non-mission critical software and hardware and all of the remaining infrastructure will be evaluated in early 1999.

     Second, all major vendors have begun contacted in writing, with a request to supply a response in writing, which confirms the services or products they supply are Year 2000 compliant. In this regard, the Company has obtained confirmation from Ness that the SecurityGuard System is Year 2000 compliant. The Company has also adopted a policy requiring written confirmation of Year 2000 compliance from any prospective vendor.

     Third, the Company will ensure all subsidiaries, including each of FFC and Ness, implement the above strategies to ensure Year 2000 compliance. Additionally, FFC is currently involved in a joint project with FAI General Insurance Company Limited ("FAI General"), a subsidiary of FAI Insurances, to identify, categorize and if necessary, update, all software and hardware components to ensure Year 2000 compliance. FFC has obtained confirmation from the vendor of its financial database package, that such software is Year 2000 compliant. Furthermore, in regards to Ness, the Company has begun to utilize the same internal and external resources identified above, to test the manufacturing infrastructure of Ness for Year 2000 compliance. If necessary, the Company will reprogram or replace any non-compliant manufacturing equipment. The Company does not expect that the cost, if any, to modify any of its or its subsidiaries ITI and/or other infrastructures, in order to ensure Year 2000 compliance will have a material impact on its financial condition or results of operations. This statement and all preceding Year 2000 statements in public filing under the Securities Act and the Exchange Act are Year 2000 Readiness disclosures entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

Risk factors

Currency Fluctuations

     Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has declined substantially in value relative to the U.S. dollar from .7178 on September 30, 1997 to .5904 on September 30, 1998. The change in valuation resulted in lower reported revenues than budgeted when translated into U.S. dollars for three months ended September 30, 1998. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

Part II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

     Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds

     Not Applicable

ITEM 3.  Defaults Upon Senior Securities

     Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

ITEM 5.  Other Information

     Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.21 Stock Purchase Agreement dated as of July 17, 1998, and amended as of September 30, 1998, by and between the Company and Integral Investments Limited.

          10.22 Warrant dated as of September 30, 1998, issued by the Company to International Home Security Investments Limited.

          10.23 Secured Promissory Note dated as of September 30, 1998, executed by the Company in favor of Integral Investments Limited.

     (b)  Reports on Form 8-K

               (i) On October 7, 1998, the Registrant filed a report to disclose the purchase of 100% of the shares of International Integrated Home Security Limited.

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


Dated: November 13, 1998