Form 10-Q
period 1998-12-31
HOME SECURITY INTERNATIONAL INC
filed 1999-02-16
CIK 1038262

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                      -----------------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended December 31, 1998.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number
                                   001-14502

                      -----------------------------------

                       HOME SECURITY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                  98-0169495
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation of organization)
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

     Number of Shares of Common Stock Outstanding on February 12, 1999:
5,550,500

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       HOME SECURITY INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                          JUNE 30,       DECEMBER 31,
                                                                                     --------------------------------
                                                                      NOTE                 1998             1998
                                                                                            $US              $US
                                                                -----------------------------------------------------
ASSETS
------
Current assets
     Cash and cash equivalents                                                             7,006,183        4,338,900
     Accounts receivable - trade, net                                                        874,745        3,160,262
     Inventories                                                      2                    2,032,443        6,537,902
     Prepaid expenses and other current assets                                             1,173,449        1,706,527
                                                                                     --------------------------------
          Total current assets                                                            11,086,820       15,743,591
                                                                                     --------------------------------
Non-current assets
     Investment in partnership                                                               303,424          300,793
     Investments in affiliated companies                                                   7,405,130        7,248,776
     Capital assets, net                                                                   1,068,237        2,895,609
     Intangibles, net                                                                      9,601,923       21,743,535
     Deferred income taxes                                                                 1,016,652        1,325,763
     Other non-current assets                                                                  3,115            3,075
                                                                                     --------------------------------
          Total non-current assets                                                        19,398,481       33,517,551
                                                                                     --------------------------------
          Total assets                                                                    30,485,301       49,261,142
                                                                                     ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Bank overdraft                                                                                -          194,295
     Note payable - FAI Insurance Group                                                      619,233        1,223,000
     Note payable - Integral Investments Limited                      5                            -          385,483
     Payables - trade                                                                      4,280,422        3,230,475
     Accrued liabilities                                                                     777,516        1,442,451
     Lease liability                                                                          28,704          275,611
     Income tax payable                                                                    1,608,648        2,450,283
     Deferred income                                                                         650,949          834,930
                                                                                     --------------------------------
          Total current liabilities                                                        7,965,472       10,036,528
                                                                                     --------------------------------
Non-current liabilities

     Note payable - FAI Insurance group                               5                    4,117,902        3,454,975
     Note payable - Integral Investments Limited                                                   -        8,382,294
     Lease liability                                                                          33,342          363,738
     Accrued liabilities                                                                      91,944          104,610
     Deferred income                                                                         177,769          231,182
                                                                                     --------------------------------
          Total non-current liabilities                                                    4,420,957       12,536,799
                                                                                     --------------------------------
          Total liabilities                                                               12,386,429       22,573,327
                                                                                     --------------------------------

Minority interest                                                                                  -        1,825,704

Stockholders' equity
     Preferred stock $.001 value; 1,000,000 shares authorized, none outstanding                    -                -
     Common stock $.001 value; 20,000,000 shares authorized and
       5,150,500 shares issued and outstanding as of June 30, 1998 and
       5,550,500 shares issued and outstanding as of December 31, 1998.                        5,150            5,550
     Additional paid-in capital                                                           16,111,311       19,710,911
     Warrants                                                         5                            -          504,000
     Secured Note                                                                         (2,375,000)      (2,375,000)
     Accumulated other comprehensive loss                             3                     (976,565)        (958,820)
     Retained earnings                                                                     5,333,976        7,975,470
                                                                                     --------------------------------
          Total stockholders' equity                                                      18,098,872       24,862,111
                                                                                     --------------------------------
          Total liabilities and stockholders' equity                                      30,485,301       49,261,142
                                                                                     ================================

  The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 DECEMBER 31,                            DECEMBER 31,
                                            NOTE  -------------------------------------------------------------------------------
                                                            1997                1998                1997                1998
                                                             $US                 $US                 $US                 $US
                                           --------------------------------------------------------------------------------------
Net Sales                                                  10,769,464         12,185,335           21,818,161          22,411,573

Cost of goods sold

     -   other                                             (6,659,864)        (5,575,814)         (12,985,600)        (11,437,424)

     -   inventory revaluation                                      -           (271,727)                   -            (271,727)
                                                  -------------------------------------------------------------------------------

Gross profit                                                4,109,600          6,337,794            8,832,561          10,702,422


General and administrative expenses                        (2,628,558)        (4,038,963)          (5,127,206)         (5,946,076)
Research and development expenses                                   -           (190,221)                   -            (190,221)
                                                  -------------------------------------------------------------------------------
Income from operations                                      1,481,042          2,108,610            3,705,355           4,566,125


Interest income                                               143,832            106,923              233,842             222,420
Interest expenses  - related party                                  -           (100,763)                   -            (199,546)
                    - other                                    (3,232)          (179,272)              (3,232)           (180,476)
                                                  -------------------------------------------------------------------------------

Income before taxes and equity in income
of affiliated companies and minority
interest                                                    1,621,642          1,935,498            3,935,965           4,408,523

Income tax expense                                           (523,097)          (932,080)          (1,401,979)         (1,848,944)
                                                  -------------------------------------------------------------------------------
Income before equity in income of
 affiliated companies and minority interest                 1,098,545          1,003,418            2,533,986           2,559,579

Equity in income of affiliated companies         4                  -            190,134                    -             238,586
Minority interest                                                   -           (156,671)                                (156,671)

Net income                                                  1,098,545          1,036,881            2,533,986           2,641,494
                                                  ===============================================================================

Net income per common share

     Basic earnings per share                     $              0.21       $       0.19        $        0.50       $        0.49

     Diluted earnings per share                   $              0.21       $       0.19        $        0.49       $        0.49

Weighted average number of shares
 outstanding

     Basic                                                  5,150,500          5,550,500            5,083,750           5,350,500

     Diluted                                                5,201,796          5,550,500            5,148,279           5,356,479

  The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                       --------------------------------

                                                                           1997              1998
                                                                           $US               $US
                                                                       --------------------------------
Net cash provided by operating activities                                  2,871,556            924,579
                                                                       --------------------------------

Cashflow from investing activities
          Receipt from  related parties                                    1,470,159                  -
          Purchase of IIHSL, net of cash acquired                                  -         (3,087,082)
          Additions to capital assets                                       (215,317)          (509,702)
          Other cash inflows/(outflows) from investing activities           (253,755)           166,558
                                                                       --------------------------------
               Net cash provided by/(used in) investing activities         1,001,087         (3,430,226)
                                                                       --------------------------------

Cashflow from financing activities
          Common stock issuance                                            3,934,678                  -
          Share issue costs                                                 (436,408)                 -
          Other cash inflows/(outflows) from financing activities             98,033            (58,175)
                                                                       --------------------------------
               Net cash provided by financing activities                   3,596,303            (58,175)
                                                                       --------------------------------
Net increase/(decrease) in cash held                                       7,468,946         (2,563,822)
                                                                       --------------------------------

Cash at the beginning of the financial period                                    118          7,006,183
Effect of exchange rate change on cash                                           (17)          (103,461)
                                                                       --------------------------------
Cash at the end of the financial period                                    7,469,047          4,338,900
                                                                       ================================

Supplemental disclosure of cashflow information:
          Interest paid                                                        3,232            187,477
          Income taxes paid                                                  288,140          2,529,225

  The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation and Basis of Preparation -

   The consolidated financial statements have been prepared by Home Security International, Inc ("the Company"), without audit. The financial statements include consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods have been made.

   The financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended June 30, 1998 and the footnotes thereto included in the Company's Annual Report on Form 10-K.

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (" U.S. GAAP "). The investment in FAI Finance Corporation Pty Limited ("FFC") and Bayside Partnership ("the Partnership") are recorded using the equity method.

   All inter-company accounts and transactions have been eliminated upon consolidation.

                       HOME SECURITY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)


NOTE 2: INVENTORIES                                          JUNE 30,            DECEMBER 31,
                                                     --------------------------------------------
                                                               1998                  1998
                                                               $US                   $US
                                                     --------------------------------------------
Finished goods                                                    1,727,670             3,357,165
Work in progress                                                          -               277,277
Raw materials                                                             -             2,598,821
Sales aids                                                          304,773               304,639
                                                     --------------------------------------------
                                                                  2,032,443             6,537,902
                                                     ============================================

NOTE 3: COMPREHENSIVE INCOME

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

     Total Comprehensive Income for the three and six-month periods ended December 31, 1997 and 1998 was as follows:

                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                     ----------------------------------------------
                                                                1997                   1998
                                                                $US                    $US
                                                     ----------------------------------------------
                                                                  1,098,545               1,036,881
Net Income
Other comprehensive (loss) income:
           Foreign currency translation adjustment                 (177,576)                218,645

                                                     ----------------------------------------------
Total comprehensive income                                          920,969               1,255,526
                                                     ==============================================

                                                                     SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                     ----------------------------------------------
                                                                1997                   1998
                                                                $US                    $US
                                                     ----------------------------------------------
Net Income                                                        2,533,986               2,641,494
Other comprehensive (loss) income:
           Foreign currency translation adjustment                 (173,655)                 17,745

                                                     ----------------------------------------------
Total comprehensive income                                        2,360,331               2,659,239
                                                     ==============================================

                       HOME SECURITY INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE 4: EQUITY IN INCOME OF AFFILIATED COMPANIES

     On December 31, 1997 the Company purchased 50 percent of the issued and outstanding shares (the "FFC Shares") of FAI Finance Corporation Pty Limited and its subsidiary FAI Finance Corporation (NZ) Limited (FFC) from FAI Insurances Limited (the "FFC Transaction"). FFC, a consumer finance company with operations in Australia and New Zealand, finances a significant portion of the Company's financed sales. Selected summarized financial information for FFC is presented below.

                                                                THREE MONTHS           SIX MONTHS
                                                                DECEMBER 31,          DECEMBER 31,
                                                            -------------------------------------------
                                                                     1998                 1998
                                                                      $US                 $US
                                                            -------------------------------------------
Net interest income                                                     2,011,735             3,441,383
Net income                                                                523,624               759,858

     Reconciliation of equity in income of affiliated companies for the three and six month periods ended December 31, 1998 is shown below.

                                                                 THREE MONTHS          SIX MONTHS
                                                                 DECEMBER 31,         DECEMBER 31,
                                                            --------------------------------------------
                                                                      1998                1998
                                                                      $US                 $US
                                                            --------------------------------------------
50 percent of Net income of affiliated company - FFC                      261,812                379,929
Amortization of goodwill - FFC                                            (71,678)              (141,343)
                                                            --------------------------------------------
Equity in income of affiliated companies                                  190,134                238,586
                                                            ============================================

                       HOME SECURITY INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE 5: ACQUISITON OF INTEGRATED INTERNATIONAL HOME SECURITY LIMITED

     Effective October 1, 1998, the Company purchased pursuant to an amended stock purchase agreement (the "Stock Purchase Agreement") all of the issued and outstanding common stock (the "IIHSL Shares") of Integrated International Home Security Limited ("IIHSL"), a British Virgin Islands holding company. IIHSL is the holder of 75.04 percent of the issued and outstanding common stock of Ness Security Products Pty Limited ("Ness"). Ness is a leading manufacturer of security alarm products in Australia and the Company's sole supplier of the SecurityGuard alarm. The purchase price for the IIHSL Shares consisted of the following: (i) 400,000 shares of the Company's common stock, $0.001 par value per share (the "Common Stock"), (ii) warrants convertible into 360,000 shares of Common Stock at an exercise price of $13.00 per share, which will be exercisable through the year 2003; (iii) cash in the amount of $2,426,000 ($126,000 paid concurrent with the execution of the Stock Purchase Agreement and $2,300,000 paid upon closing of the transaction); (iv) a promissory note, secured by the IIHSL Shares, in the amount of $9,098,000 (discounted to $8,602,666 for financial reporting purposes), payable in installments of $400,000 on each of June 30,1999 and December 31, 1999, with the balance of the note due on June 30, 2000 ("Note"); and, (v) a non-refundable re-negotiation fee of $200,000 resulting from the conversion of the proposed cash payment of $9,098,000 to the promissory note referred to in (iv).

     The IIHSL acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminary allocated based on estimated fair values at date of acquisition, pending final determination of certain balances. This preliminary allocation has resulted in acquired goodwill of approximately $ 12,185,020, which is being amortized on a straight-line basis over 20 years. The results of operations have been included in the consolidated financial statements since the acquisition date.

     The Company has filed a Report on Form-8K in relation to this acquisition including audited financial statements of IIHSL and Pro Forma financial statements.

     Pro Forma net income adjusted as though the 100% acquisition of IIHSL took place at the beginning of the periods being reported on is shown below.

                                                                               SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                 -------------------------------------------
                                                                          1997                  1998
                                                                           $US                  $US
                                                                 -------------------------------------------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Pro forma net sales                                                             25,800                24,963
Pro forma net income                                                             2,807                 2,737
Pro forma net income per common share
        Basic earnings per share                                                  0.51                  0.49
        Diluted earnings per share                                                0.50                  0.49

Pro forma weighted average number of shares outstanding
       Basic                                                                     5,550                 5,550
       Diluted                                                                   5,654                 5,556

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This discussion and analysis of the Company's financial condition and results of operations contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this filing, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the residential security alarm industry, the costs of product development, currency fluctuations as identified more fully below and other risks and uncertainties including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. Such factors include, but are not limited to, the risks identified above and the risks detailed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and expanded upon herein, and as detailed from time to time in the Company's other filings made with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997.

     NET SALES: Net sales increased by $1.4 million or 13% from $10.8 million for the three months ended December 31, 1997 to $12.2 million for the three months ended December 31, 1998, despite a 15% decline in the value of the Australian Dollar ("AUD") against the U.S. dollar from an average conversion rate of 0.7074 for the three months ended December 31, 1997 to 0.6032 for the three months ended December 31, 1998.

     The increase in net sales was attributable to the inclusion of $1.8 million in net sales from the IIHSL acquisition, relating to sales of manufactured goods not sold through the distributor network. Total unit sales increased from 14,303 units for the three months ended December 31, 1997 to 15,053 units for the three months ended December 31, 1998.

     Unit sales in the Australian and New Zealand market increased 3% from 12,582 units for the three months ended December 31, 1997 to 12,993 units for the three months ended December 31, 1998. Unit sales in the Australian market increased 16% from 9,882 units for the three months ended December 31, 1997 to 11,437 units for the three months ended December 31, 1998 due to an increase in the number of distributors in this market. However, unit sales in New Zealand decreased 42% from 2,700 units for the three months ended December 31, 1997 to 1,556 units for the three months ended December 31, 1998. The decline in unit sales in New Zealand is attributable to two distributors relocating from New Zealand to the US market and a decline in net unit sales per distributor. During the three month period ended December 31, 1998, the Company implemented a program whereby key executives of the Company conducted training of all distributors in the New Zealand market to maximize unit sales per distributorship and to increase the number of distributors.

     Unit sales in Europe, South Africa and the United Kingdom increased 9% from 1,721 units for the three months ended December 31, 1997 to 1,868 for the three months ended December 31, 1998. Unit sales in the European market increased compared to the corresponding period in 1997 while unit sales in the South African market decreased due to structural change in the distributor network. In the United States market the Company continues to focus on establishing a foundation from which the distribution network can grow.

     COST OF GOODS SOLD - OTHER: Cost of goods sold decreased 16.3% from $6.7 million for the three months ended December 31, 1997 to $5.6 million for the three months ended December 31, 1998. As a percentage of net sales, cost of goods sold decreased 16% from 62% for the three months ended December 31, 1997 to 46% for the three months ended December 31, 1998. The reduction in cost of goods is attributable to the consolidation of IIHSL with the Company for the three months ended December 31, 1998. As a result of the acquisition of IIHSL the Company's gross margin as a percentage of sales increased 14% from 38% for the three months ended December 31, 1997 to 52% for the three months ended December 31, 1998.

     COST OF GOODS SOLD - INVENTORY REVALUATION: Cost of goods sold - inventory revaluation represents the elimination of inter-company profits recognized by IIHSL on the inventory carried by the Company ("inventory revaluation") at December 31, 1998. The effect of the inventory revaluation is largest when first recognized as it is calculated on the entire inventory held by the Company.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $4.0 million for the three months ended December 31, 1998, compared to $2.6 million for the three months ended December 31, 1997. Total general and administrative expenses, as a percentage of net sales, increased 9% to 33% for the three months ended December 31, 1998 compared to 24% for the three months ended December 31, 1997. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to the following two factors for the three months ended December 31, 1998: (a) inclusion of expenses relating to IIHSL of $1.0 million; and (b) amortization of goodwill generated from the acquisition of IIHSL of $0.2 million. The Company incurred additional expenses in the period ended December 31, 1998 relating to the establishment of the on-line monitoring, the establishment of the United States market and the expansion of the European market.

     RESEARCH AND DEVELOPMENT: Research and Development expenses for the three months ended December 31, 1998 represents costs incurred by IIHSL in relation to product approvals and the design and development of new products.

     INCOME FROM OPERATIONS: Income from operations increased 40% from $1.5 million for the three months ended December 31, 1997 to $2.1 million for the three months ended December 31, 1998. The increase in income from operations reflects the acquisition of IIHSL that has enabled the Company to increase both its sales revenue and margins.

     INTEREST INCOME: Interest income remained stable at $0.1 million for the three months ended December 31, 1997 and 1998, respectively.

     INTEREST EXPENSE: Interest expense for the three months ended December 31, 1998 was $0.3 million compared to $0.0 million for the three months ended December 31, 1997. The interest charge for the three months ended December 31, 1998 was made up of two separate interest charges: (a) interest payments of $101,000 to FAI Insurances Limited pursuant to the FFC Note; and (b) a non-cash imputed interest charge $165,000 booked in order to comply with the United States generally accepted accounting principles ("U.S. GAAP") purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, The Company issued a promissory note, secured by the IIHSL shares, in the amount of $9,098,000, bearing no interest. U.S. GAAP purchase accounting principles require a premium to be recorded for debt securities issued with an interest rate fixed materially above or below the effective rate or current yield of an otherwise comparable security.

     INCOME TAX EXPENSE: Due to (a) future tax benefits in relation to the Canadian and USA operations of $0.1 million not being brought to account; and
(b) non-deductible amortization of goodwill generated from the acquisition of IIHSL of $0.2 million, the effective rate of tax increased 16% from 32% for the three months ended December 31, 1997 to 48% for the three months ended December 31,1998.

     EQUITY IN INCOME OF AFFILIATED COMPANIES: Equity in income of affiliates for the three months ended December 31, 1998 was $190,000. This was calculated by taking the Company's 50% share of FFC's net income of $262,000 for the three months ended December 31, 1998 and deducting amortization of goodwill for the same period of $72,000. There was no equity in income of affiliates for the three months ended December 31, 1997 as the FFC Transaction took place on December 31,1997.

     MINORITY INTEREST: Minority interest represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the three months ended December 31, 1998.

     NET INCOME: Net income decreased 6% from $1.1 million for the three months ended December 31, 1997 to $1.0 million for the three months ended December 31, 1998.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997.

     NET SALES: Net sales increased by $0.6 million or 3% from $21.8 million for the six months ended December 31, 1997 to $22.4 million for the six months ended December 31, 1998 despite a 15% decline in the value of the AUD against the U.S. dollar from an average conversion rate of 0.7074 for the six months ended December 31, 1997 to 0.6032 for the six months ended December 31, 1998.

     The increase in net sales was primarily attributable to the inclusion of $1.8 million in net sales from the IIHSL acquisition October 1, 1998, relating to sales of manufactured goods not sold through the distribution network. Total unit sales increased from 27,657 units for the six months ended December 31, 1997 to 29,730 units for the three months ended December 31, 1998.

     Unit sales in the Australian and New Zealand market increased 5% from 24,419 units for the six months ended December 31, 1997 to 25,659 units for the six months ended December 31, 1998. Unit sales in the Australian market increased 17% from 19,230 units for the six months ended December 31, 1997 to 22,458 units for the six months ended December 31, 1998 due to an increase in the number of distributors in this market. However, unit sales in New Zealand decreased 39% from 5,189 units for the six months ended December 31, 1997 to 3,156 units for the six months ended December 31, 1998. The decline in unit sales in New Zealand is attributable to two distributors relocating from New Zealand to the United States market and a decline in net unit sales per distributor. During the period ended December 31, 1998, the Company implemented a program whereby key executives of the Company conducted training of all distributors in the New Zealand market to maximize unit sales per distributorship and to increase the number of distributors.

     Unit sales in Europe, South Africa and the United Kingdom increased 27% from 3,238 units for the three months ended December 31, 1997 to 4,124 for the three months ended December 31, 1998. Unit sales in the European market increased compared to the corresponding period in 1997 and the Company anticipates appointing additional distributors in this market in the next two quarters.

     COST OF GOODS SOLD - OTHER: Cost of goods sold decreased 14% from $13 million for the six months ended December 31, 1997 to $11.4 million for the six months ended December 31, 1998. As a percentage of net sales, cost of goods sold decreased 9% from 60% for the six months ended December 31, 1997 to 51% for the six months ended December 31, 1998. The reduction in cost of goods is attributable to the consolidation of IIHSL with the Company for the six months ended December 31, 1998. As a result of the acquisition of IIHSL the Company's gross margin as a percentage of sales increased 8% from 40% for the six months ended December 31, 1997 to 48% for the six months ended December 31, 1998.

     COST OF GOODS SOLD - INVENTORY REVALUATION: Cost of goods sold - inventory revaluation represents the inventory revaluation at December 31, 1998. The effect of the inventory revaluation is largest when first recognized as it is calculated on the entire inventory held by the Company.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $5.9 million for the six months ended December 31, 1998, compared to $5.1 million for the six months ended December 31, 1997. Total general and administrative expenses, as a percentage of net sales, increased 3% to 26.5% for the six months ended December 31, 1998 compared to 23.5% for the six months ended December 31, 1997. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to the following two factors for the three months ended December 31, 1998: (a) inclusion of expenses relating to IIHSL of $1.0 million; and (b) amortization of goodwill generated from the acquisition of IIHSL of $0.2 million. The Company incurred additional expenses in the period ended December 31, 1998 relating to the establishment of the on-line monitoring, the establishment of the United States market and the expansion of the European market.

     RESEARCH AND DEVELOPMENT: Research and Development expenses for the six months ended December 31, 1998 represents costs incurred by IIHSL since its acquisition on October 1, 1998, in relation to product approvals and the design and development of new products.

     INCOME FROM OPERATIONS: Income from operations increased 24% from $3.7 million for the six months ended December 31, 1997 to $4.6 million for the six months ended December 31, 1998. The increase in income from operations reflects the acquisition of IIHSL that has enabled the Company to increase both its sales revenue and margins.

     INTEREST INCOME: Interest income remained stable at $0.2 million for the six months ended December 31, 1997 and 1998, respectively.

     INTEREST EXPENSE: Interest expense for the six months ended December 31, 1998 was $0.4 million compared to $0.0 million for the three months ended December 31, 1997. The interest charge for the six months ended December 31, 1998 was made up of two separate interest charges: (a) interest payments of $200,000 to FAI Insurances Limited pursuant to the FFC Note; and (b) a non-cash imputed interest charge of $165,000 booked in order to comply with U.S. GAAP purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock IIHSL, the Company issued a promissory note, secured by the IIHSL shares, in the amount of $9,098,000, bearing no interest. U.S. GAAP purchase accounting principles require a premium to be recorded for debt securities issued with an interest rate fixed materially above or below the effective rate or current yield of an otherwise comparable security.

     INCOME TAX EXPENSE: Due to: (a) future tax benefits in relation to the Canadian and USA operations of $0.1 million not being booked; and (b) non-deductible amortization of goodwill generated from the Ness acquisition of $0.2 million, the effective rate of tax increased 6% from 36% for the six months ended December 31, 1997 to 42% for the six months ended December 31,1998.

     EQUITY IN INCOME OF AFFILIATED COMPANIES: Equity in income of affiliates for the six months ended December 31, 1998 was $239,000. This was calculated by taking the Company's 50% share of FFC's net income of $380,000 for the six months ended December 31, 1998 and deducting amortization of goodwill for the same period of $141,000. There was no equity in income of affiliates for the six months ended December 31, 1997 as the FFC Transaction took place on December 31,1997.

     MINORITY INTEREST: Minority interest represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the three months ended December 31, 1998.

     NET INCOME: Net income increased 4% from $2.5 million for the six months ended December 31, 1997 to $2.6 million for the six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The principal source of the Company's liquidity historically has been, and in the future is expected to be, cashflow from operations. The Company currently has no credit facility with a bank or other financial institution, although it believes appropriate facilities would be available on reasonable terms if needed.

     Effective October 1, 1998, the Company executed the Stock Purchase Agreement through which the Company acquired the IIHSL Shares. Pursuant to the Stock Purchase Agreement, the Company paid aggregate consideration consisting of: (i) 400,000 shares Common Stock; (ii) five year convertible warrants to purchase 360,000 shares of Common Stock at an exercise price of $13.00 per share; (iii) cash in the amount of $2,426,000 ($126,000 paid concurrent with the execution of the Stock Purchase Agreement and $2,300,000 to be paid upon the closing of the transaction); (iv) a promissory note, secured by the IIHSL Shares, in the amount of $9,098,000, payable in installments of $400,000 on each of June 30,1999 and December 31, 1999, with the balance of the note due on June 30, 2000 ("Note"); and, (v) a non-refundable re-negotiation fee of $200,000. If any portion of the principal amount of the Note is still outstanding on October 1, 1999, the Company shall issue an additional five year warrant to purchase 200,000 shares of Common Stock at an exercise price of

$13.00 per share. Likewise, if any portion of the principal amount of the Note is still outstanding on January 1, 2000, the Company shall issue an additional five year warrant to purchase 200,000 shares of HSI common stock at an exercise price of $13.00 per share.

     Cashflow from operations decreased from $2.9 million for the six months ended December 31, 1997 to $0.9 million for the six months ended December 31, 1998. The decrease in cash flow provided by operations was attributable to (i) early repayment of creditors within the European, South African and North American operations which enabled these operations to reduce the cost of inventories by taking advantage of favorable exchange rates, and (ii) capitalization in prepayments and other assets costs associated with the filling of a Form S-1 with the Securities and Exchange Commission on July 20, 1998.

     Accounts receivable increased $2.3 million during the six months ended December 31, 1998. The increase in accounts receivable resulted from:

     1. The consolidation of IIHSL, increasing accounts receivable by $1.3 million.
     2. The advance of alarm system units to selected Distributors in the Australian and New Zealand markets. The cost of the alarm system unit advancement has been secured against sales rebates achieved by the Distributors for the six months ended December 31, 1998. The rebates were accrued against trade payables while the stock advancements were charged to accounts receivable.

     Net cash used in investing activities decreased from a surplus of $1.0 million during the six months ended December 31, 1997 to a deficit of $3.4 million during the six months ended December 31, 1998. The deficit in net cash used in investing activities was primarily due to the consideration paid and costs associated with the acquisition of Ness.

     Net cash generated from financing activities decreased from a surplus of $3.6 million during the six months ended December 31, 1997 to a deficit of $0.05 million for the six months ended December 31, 1998.

     The Company believes that internally generated cashflows will be adequate to support currently planned business operations over the next twelve months. The Company's strategy for growth is based on the expansion of its Distributor Network into existing and new markets, with the costs of such expansion largely borne by the distributor. It is expected excess cashflows generated by the Company will be used in part, if the Company acquires the remaining 24.96% interest of Ness, for such acquisition. Additionally, the Company may from time to time, use excess cash flows to make strategic acquisitions or other investments. Notwithstanding that the Company's costs in expanding its Distributor Network are expected to be limited, the Company may be required to obtain additional capital to fund growth from other financing sources if the cashflow generated by the Australian and New Zealand operations is insufficient to meet the cash requirements of developing the international operations. Potential sources of such capital may include proceeds from bank financing or additional offerings of the equity or debt securities of the Company. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources. The lack of such capital could have a material adverse effect on the Company's operations.

YEAR 2000 DISCLOSURE

     The Company is currently in the process of evaluating its information technology infrastructure ("ITI") for Year 2000 compliance. In this regard, the Company has identified three (3) areas of exposure. First, the Company's operating environment, which includes the following: software, hardware, and the remaining infrastructure. The software and hardware exposures have been identified as either "mission critical" or "non-mission critical". Mission critical software includes the Company's accounting package, customer databases, and operating systems, including Windows 95 and Windows NT. The Company is presently undergoing a review process with regard to mission critical software. The Company expects to have addressed all Year 2000 issues for all mission critical software by early 1999, and anticipates that the costs to achieve compliance will not have a material impact on the financial condition or results of operations of the Company. Mission critical hardware encompasses the data communication infrastructure and all server end hardware. The Company has employed an external information technology firm to review its mission critical hardware and provide an analysis of the Company's potential risks, and alternatives to address Year 2000 issues. Such review has been completed and the Company is awaiting the results of the review. The Company will implement all recommendations and expects to have addressed all Year 2000 issues impacting its mission critical hardware by the end of the third quarter of fiscal 1999.

     Additionally, the Company has formed a Year 2000 Compliance Committee ("the Committee") with representatives from all departments of the Company including Ness and FFC. The Committee is charged with the evaluation of all non-mission critical software and hardware and the remaining infrastructure of the Company to address the remaining Year 2000 issues. The Committee is also responsible for contacting all major vendors with a request to supply a response in writing, which confirms the services or products they supply are Year 2000 compliant. The Company has also adopted a policy requiring written confirmation of Year 2000 compliance from any prospective vendor. Furthermore, the Company has ensured all subsidiaries, including each of FFC and Ness, implement the above strategies to address Year 2000 issues. FFC is currently involved in a joint project with FAI General Insurance Company Limited ("FAI General"), a subsidiary of FAI Insurances Limited, to identify, categorize and if necessary, update, all software and hardware components to address Year 2000 issues. FFC has obtained confirmation from the vendor of its financial database package that such software is Year 2000 compliant. In regards to Ness, the Company has begun to utilize the same internal and external resources identified above, to test the manufacturing infrastructure of Ness for Year 2000 compliance. If necessary, the Company will reprogram or replace any non-compliant manufacturing equipment. Ness has addressed Year 2000 issues in all of its products, including the SecurityGuard System. Ness has also received confirmation that its mission critical network, hardware and software are Year 2000 compliant. The Company does not expect that the cost, if any, to modify any of its or its subsidiaries ITI and/or other infrastructures, in order to address Year 2000 issues will have a material impact on its financial condition or results of operations. This statement is a Year 2000 Readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

CURRENCY FLUCTUATIONS

     Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has declined in value relative to the U.S. dollar from .6516 on December 31, 1997 to .6115 on December 31, 1998. The change in valuation resulted in lower reported revenues than budgeted when translated into U.S. dollars for three and six months ended December 31, 1998. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective October 1, 1998, the Company purchased, pursuant to the Stock Purchase Agreement, the IIHSL Shares. IIHSL is the holder of 75.04 percent of the issued and outstanding common stock of Ness. The purchase price for the IIHSL Shares consisted of the following: (i) 400,000 shares of the Common Stock (issued pursuant to Section 4(2) of the Securities Act), (ii) warrants convertible into 360,000 shares of Common Stock at an exercise price of $13.00 per share, which will be exercisable through the year 2003, (iii) cash in the amount of $2,426,000 ($126,000 paid concurrent with the execution of the Stock Purchase Agreement and $2,300,000 paid upon the closing of the transaction);
(iv) a promissory note, secured by the IIHSL Shares, in the amount of $9,098,000 (discounted to $8,602,666 for financial reporting purposes), payable in installments of $400,000 on each of June 30,1999 and December 31, 1999, with the balance of the note due on June 30, 2000 (the "Note"); and, (v) a non-refundable re-negotiation fee of $200,000 resulting from the conversion of the proposed cash payment of $9,098,000 to the promissory note referred to in (iv). If any portion of the principal amount of the Note is still outstanding on October 1, 1999, the Company shall issue an additional five year warrant to purchase 200,000 shares of Common Stock at an exercise price of $13.00 per share. Likewise, if any portion of the principal amount of the Note is still outstanding on January 1, 2000, the Company shall issue an additional five year warrant to purchase 200,000 shares of HSI common stock at an exercise price of $13.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedule

     (b) Reports on Form 8-K

          On December 15, 1998, the Registrant filed an amended report on Form 8-K to file the requisite financials associated with the purchase of 100% of the shares of International Integrated Home Security Limited.

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

                       HOME SECURITIES INTERNATIONAL, INC.
                                       (Registrant)


                       By: /s/ Bradley D. Cooper
                          ______________________________________________
                               Bradley D. Cooper
                           Chairman and Chief Executive Officer
                              (Principal Executive Officer)


                       By: /s/ Mark Whitaker
                          ______________________________________________
                               Mark Whitaker
                           Vice President of Finance and Treasurer
                          (Principal Financial and Accounting Officer)

Dated: February 12, 1998