Form 10-Q
period 1999-03-31
HOME SECURITY INTERNATIONAL INC
filed 1999-05-17
CIK 1038262

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                       _________________________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1999.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        [X]Yes     [ ] No

     Number of Shares of Common Stock Outstanding on May 14, 1999: 5,550,500

================================================================================

                        PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                       HOME SECURITY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                             JUNE 30,   MARCH 31,
                                                                      -------------------------------
                                                                NOTE      1998             1999
                                                                          $US              $US
                                                            -----------------------------------------
ASSETS
------
Current assets
     Cash and cash equivalents                                           7,006,183         4,737,401
     Accounts receivable - trade, net                                      874,745         3,265,937
     Inventories                                                  2      2,032,443         6,327,953
     Prepaid expenses and other current assets                           1,173,449         1,936,318
                                                                     --------------------------------
          Total current assets                                          11,086,820        16,267,609
                                                                     --------------------------------
Non-current assets
     Investment in partnership                                             303,424           308,909
     Investments in affiliated companies                                 7,405,130         7,524,874
     Capital assets, net                                                 1,068,237         3,318,056
     Intangibles, net                                                    9,601,923        21,870,935
     Deferred income taxes                                               1,016,652         1,555,077
     Other non-current assets                                                3,115             3,159
                                                                     --------------------------------
          Total non-current assets                                      19,398,481        34,581,010
                                                                     --------------------------------
          Total assets                                                  30,485,301        50,848,619
                                                                     ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Note payable - FAI Insurance Group                                    619,233         1,570,000
     Note payable - Integral Investments Limited                  5              -           785,486
     Payables - trade                                                    4,280,422         3,329,812
     Accrued liabilities                                                   777,516         1,320,886
     Lease liability                                                        28,704           285,991
     Income tax payable                                                  1,608,648         2,691,398
     Deferred income                                                       650,949           893,191
                                                                     --------------------------------
          Total current liabilities                                      7,965,472        10,876,764
                                                                     --------------------------------
Non-current liabilities
     Note payable - FAI Insurance group                           5      4,117,902         2,983,000
     Note payable - Integral Investments Limited                                 -         8,147,407
     Lease liability                                                        33,342           306,299
     Accrued liabilities                                                    91,944           149,382
     Deferred income                                                       177,769           239,930
                                                                     --------------------------------
          Total non-current liabilities                                  4,420,957        11,826,018
                                                                     --------------------------------
          Total liabilities                                             12,386,429        22,702,782
                                                                     --------------------------------
Minority interest                                                                -         2,003,597

Stockholders' equity
     Preferred stock $.001 value; 1,000,000 shares authorized,
      none outstanding                                                           -                 -
     Common stock $.001 value; 20,000,000 shares authorized and
      5,150,500 shares issued and outstanding as of June 30, 1998 and 5,550,500 shares issued
       and outstanding as of March 31, 1999.                                 5,150             5,550
     Additional paid-in capital                                         16,111,311        19,710,911
     Warrants                                                     5              -           504,000
     Secured Note                                                       (2,375,000)       (2,375,000)
     Accumulated other comprehensive loss                         3       (976,565)         (701,940)
     Retained earnings                                                   5,333,976         8,998,719
                                                                     --------------------------------
       Total stockholders' equity                                       18,098,872        26,142,240
                                                                     --------------------------------
       Total liabilities and stockholders' equity                       30,485,301        50,848,619
                                                                     ================================

          The accompanying notes are an integral part of these condensed consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   MARCH 31,                              MARCH 31,
                                                      ---------------------------------------------------------------------------
                                            NOTE            1998               1999                1998                1999
                                                             $US                $US                 $US                 $US
                                           --------------------------------------------------------------------------------------
Net Sales                                                 10,339,646         11,585,255          32,157,807          33,996,829
Cost of goods sold                                        (5,879,396)        (5,569,643)        (18,864,996)        (17,278,794)
                                                      ---------------------------------------------------------------------------
Gross profit                                               4,460,250          6,015,612          13,292,811          16,718,035
General and administrative expenses                       (2,956,244)        (3,652,787)         (8,083,449)         (9,628,902)
Research and development expenses                                  -           (211,086)                  -            (401,307)
                                                      ---------------------------------------------------------------------------
Income from operations                                     1,504,006          2,151,739           5,209,362           6,687,826

Interest income                                               99,998             90,631             333,840             313,051
Interest expenses  - related party                          (111,425)           (81,909)           (111,425)           (251,416)
                   - other                                    (3,719)          (174,642)             (6,951)           (355,118)
                                                      ---------------------------------------------------------------------------
Income before taxes and equity in
income of affiliated companies and
minority interest                                          1,488,860          1,985,819           5,424,826           6,394,343
Income tax expense                                          (546,800)          (842,447)         (1,948,780)         (2,691,391)
                                                      ---------------------------------------------------------------------------
Income before equity in income of                                                                                             `
 affiliated companies and minority interest                  942,060          1,143,372           3,476,046           3,702,952
Equity in income of affiliated companies         4            97,275             57,771              97,275             296,356
Minority interest                                                  -           (177,894)                  -            (334,565)
                                                      ---------------------------------------------------------------------------
Net income                                                 1,039,335          1,023,249           3,573,321           3,664,743
                                                      ===========================================================================
Net income per common share
     Basic earnings per share                             $     0.20         $     0.18          $     0.70          $     0.68
     Diluted earnings per share                           $     0.20         $     0.18          $     0.69          $     0.68
Weighted average number of shares
outstanding
     Basic                                                 5,150,500          5,550,500           5,106,000           5,417,167
     Diluted                                               5,175,692          5,553,548           5,157,417           5,422,169

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                     ----------------------------------
                                                                         1998              1999
                                                                         $US               $US
                                                                     ----------------------------------
                                                                     ----------------------------------
Net cash provided by operating activities                                3,029,745          3,238,667
                                                                     ----------------------------------
Cashflow from investing activities
    Receipt from/(payments to) related parties                           1,802,920           (244,105)
    Investment in affiliated companies                                  (2,130,285)           281,870
    Purchase of IIHSL, net of cash acquired                                      -         (3,356,615)
    Short term loans (granted), repayments received                         23,107           (622,504)
    Additions to capital assets                                           (391,245)        (1,109,145)
    Other cash inflows from investing activities                                 -             31,907
                                                                     ----------------------------------
          Net cash used in investing activities                           (695,503)        (5,018,592)
                                                                     ----------------------------------
Cashflow from financing activities
    Common stock issuance                                                3,934,678                  -
    Share issue costs                                                     (436,409)                 -
    Other cash outflows from financing activities                          (29,615)          (496,310)
                                                                     ----------------------------------
          Net cash provided by/(used in) financing activities            3,468,654           (496,310)
                                                                     ----------------------------------
Net increase/(decrease) in cash held                                     5,802,896         (2,276,235)
                                                                     ----------------------------------
Cash at the beginning of the financial period                                  118          7,006,183
Effect of exchange rate change on cash                                           9              7,453
                                                                     ----------------------------------
Cash at the end of the financial period                                  5,803,023          4,737,401
                                                                     ==================================
Supplemental disclosure of cashflow information:
               Interest paid                                               118,376            309,267
               Income taxes paid                                           796,153          3,067,917

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Preparation -

     The condensed consolidated financial statements presented herein and these notes have been prepared by Home Security International, Inc. ("the Company"), without audit. In the opinion of the registrants' management, the unaudited condensed consolidated financial statements included in this filing on Form 10-Q reflect all adjustments which consist of normal recurring adjustments necessary to present fairly the financial information.

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

                       HOME SECURITY INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)

NOTE 2: INVENTORIES                  JUNE 30,             MARCH 31,
                                  -----------------------------------------
                                      1998                   1999
                                      $US                    $US
                                  -----------------------------------------
Finished goods                          1,727,670              2,844,883
Work in progress                                -                410,527
Raw materials                                   -              2,925,370
Sales aids                                304,773                147,173
                                  -----------------------------------------
                                        2,032,443              6,327,953
                                  =========================================

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

     Total Comprehensive Income for the three and nine-month periods ended March 31, 1998 and 1999 was as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                1998                   1999
                                                                $US                    $US
                                                            -----------------------------------------
Net income                                                        1,039,335              1,023,249
Other comprehensive income:
           Foreign currency translation adjustment                  109,747                256,880
                                                            -----------------------------------------
Total comprehensive income                                        1,149,082              1,280,129
                                                            =========================================

                                                                      NINE MONTHS ENDED
                                                                          MARCH 31,
                                                            -----------------------------------------
                                                                1998                   1999
                                                                $US                    $US
                                                            -----------------------------------------
Net Income                                                        3,573,321              3,664,743
Other comprehensive (loss) income:
           Foreign currency translation adjustment                  (63,908)               274,625
                                                            -----------------------------------------
Total comprehensive income                                        3,509,413              3,939,368
                                                            =========================================

                       HOME SECURITY INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE 4: EQUITY IN INCOME OF AFFILIATED COMPANIES

   On December 31, 1997 the Company purchased 50 percent of the issued and outstanding shares (the "FFC Shares") of FAI Finance Corporation Pty Limited and its subsidiary FAI Finance Corporation (NZ) Limited ("FFC") from FAI Insurances Limited (the "FFC Transaction"). FFC, a consumer finance company with operations in Australia and New Zealand, finances a significant portion of the Company's financed sales. Selected summarized financial information for FFC is presented below.

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                         --------------------------------------
                                            1998                  1999
                                            $US                   $US
                                         --------------------------------------
Net interest income                           1,423,111              1,188,371
Net income                                      360,194                262,934

                                                  NINE MONTHS ENDED
                                                      MARCH 31,
                                         --------------------------------------
                                            1998                  1999
                                            $US                   $US
                                         --------------------------------------
Net interest income                           4,298,010              4,629,754
Net income                                      932,964              1,022,794



   Reconciliation of equity in income of affiliated companies for the three and nine month periods ended March 31, 1998 and 1999 is shown below.

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                              --------------------------------------
                                                                  1998                  1999
                                                                  $US                   $US
                                                              --------------------------------------
50 percent of Net income of affiliated company - FFC               180,097                 131,467
Amortization of goodwill - FFC                                     (82,822)                (73,696)
Equity in income of affiliated companies                            97,275                  57,771

                                                                        NINE MONTHS ENDED
                                                                            MARCH 31,
                                                              --------------------------------------
                                                                  1998                  1999
                                                                  $US                   $US
                                                              --------------------------------------
50 percent of Net income of affiliated company - FFC               180,097                 131,467
Amortization of goodwill - FFC                                     (82,822)                (73,696)
Equity in income of affiliated companies                            97,275                  57,771

                       HOME SECURITY INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

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

     The IIHSL acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminary allocated based on estimated fair values at date of acquisition, pending final determination of certain balances. This preliminary allocation has resulted in acquired goodwill of approximately $12,776,282, which is being amortized on a straight-line basis over 20 years. The results of operations have been included in the consolidated financial statements since the acquisition date.

     The Company has filed a Report on Form-8K in relation to this acquisition including audited financial statements of IIHSL and Pro Forma financial statements.

     Pro Forma net income adjusted as though the 100% acquisition of IIHSL took place at the beginning of the periods being reported on is shown below.

                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                          ------------------------------------------
                                                                  1998                  1999
                                                                  $US                   $US
                                                          ------------------------------------------
                                                             (in thousands except per share data)
Pro forma net sales                                                 36,369                36,548
Pro forma income from operations                                     8,582                 7,465
Pro forma net income                                                 4,478                 3,766
Pro forma net income per common share
    Basic earnings per share                                          0.81                  0.68
    Diluted earnings per share                                        0.78                  0.68
Pro forma weighted average number of shares outstanding
    Basic                                                            5,550                 5,550
    Diluted                                                          5,711                 5,556

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998.

     NET SALES: Net sales increased by $1.3 million or 13% from $10.3 million for the three months ended March 31, 1998 to $11.6 million for the three months ended March 31, 1999, despite a 12% decline in the value of the Australian Dollar ("AUD") against the U.S. dollar from an average conversion rate of 0.6971 for the three months ended March 31, 1998 to 0.6103 for the three months ended March 31, 1999.

     The increase in net sales was attributable to the inclusion of $1.8 million in net sales from the IIHSL acquisition, relating to sales of manufactured goods not sold through the Distributor Network. Total unit sales decreased from 13,262 units for the three months ended March 31, 1998 to 12,950 units for the three months ended March 31, 1999. The decline in unit sales is primarily attributable to the poor performance of the South African operation. Unit sales in South Africa for the three months ended March 31, 1999 fell to 88 in comparison to 571 in the three months ended March 31, 1998. Unit sales are not expected to improve in the next two quarters due to structural changes required to address the poor market conditions.

     The Company's online monitoring program is currently being rolled out in Australia and New Zealand. The Company has in excess of 1,000 monitored lines, the majority of these being installed during the three months ended March 31, 1999. The Company intends to expand its on-line monitoring program, including both upgrade and point of sale, in the Australian and New Zealand operations in the fourth quarter of Fiscal 1999. All setup and development expenses relating to the on-line monitoring program have been expensed as incurred.

     Unit sales in the Australian and New Zealand market decreased 3% from 11,472 units for the three months ended March 31, 1998 to 11,116 units for the three months ended March 31, 1999. Unit sales in the Australian market increased 2% from 9,326 units for the three months ended March 31, 1998 to 9,550 units for the three months ended March 31, 1999. However, unit sales in New Zealand decreased 27% from 2,146 units for the three months ended March 31, 1998 to 1,566 units for the three months ended March 31, 1999. The decline in unit sales in New Zealand is attributable to a decline in net unit sales per distributor and a material decrease in consumer finance approvals. Unit sales in New Zealand are expected to improve based upon a number of new initiatives to be introduced to this market during the next quarter.

     Unit sales in Europe and the United Kingdom increased 66% from 1,000 units for the three months ended March 31, 1998 to 1,659 for the three months ended March 31, 1999. The Company believes the European market has reached a critical mass, which will facilitate acceleration in the expansion of the market through increased recruitment and rollout of the distribution network. The Company intends to focus on creating a similar base for expansion in its U.S. operations over the next twelve months. The Company expects to commit key resources from its worldwide operations to the U.S. market.

     COST OF GOODS SOLD: Cost of goods sold decreased 5.1% from $5.9 million for the three months ended March 31, 1998 to $5.6 million for the three months ended March 31, 1999. As a percentage of net sales, cost of goods sold decreased 9% from 57% for the three months ended March 31, 1998 to 48% for the three months ended March 31, 1999. The reduction in cost of goods is attributable to the consolidation of IIHSL with the Company for the three months ended March 31, 1999. The acquisition of IIHSL enabled the Company to capture the IIHSL gross margin reflected in the reduction of the Company's cost of goods sold. As a result, the Company's gross margin as a percentage of sales increased 9% from 43% for the three months ended March 31, 1998 to 52% for the three months ended March 31, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3.7 million for the three months ended March 31, 1999, compared to $3.0 million for the three months ended March 31, 1998. Total general and administrative expenses, as a percentage of net sales, increased 3% to 32% for the three months ended March 31, 1999 compared to 29% for the three months ended March 31, 1998. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to the following two factors for the three months ended March 31, 1999: (a) inclusion of expenses relating to IIHSL of $1.0 million; and (b) amortization of goodwill generated from the acquisition of IIHSL of $0.2 million. The Company incurred additional expenses in the period ended March 31, 1999 relating to the establishment of the on-line monitoring, the establishment of the United States market and the expansion of the European market.

     RESEARCH AND DEVELOPMENT: Research and Development expenses for the three months ended March 31, 1999 represents costs incurred by IIHSL in relation to product approvals and the design and development of new products.

     INCOME FROM OPERATIONS: Income from operations increased 47% from $1.5 million for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999. The increase in income from operations reflects the benefits from the acquisition of IIHSL which include (a) increased revenues from IIHSL sales from sources outside the Distributor Network, and (b) the capture of IIHSL's gross margin, for sales made to the Company, reflected as a reduction in the Company's cost of goods.

     INTEREST INCOME: Interest income remained stable at $0.1 million for the three months ended March 31, 1998 and 1999, respectively.

     INTEREST EXPENSE - RELATED PARTY: Interest expense - related party remained stable at $0.1 million for the three months ended March 31, 1998 and 1999, respectively.

     INTEREST EXPENSE - OTHER: Interest expense - other for the three months ended March 31, 1999 was $175,000 compared to $4,000 for the three months ended March 31, 1998. The interest charge for the three months ended March 31, 1999 consisted of a non-cash imputed interest charge $175,000 recorded in order to comply with the United States generally accepted accounting principles ("U.S. GAAP") purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, the Company issued a promissory note, secured by the IIHSL shares, in the amount of $9,098,000, bearing no interest. U.S. GAAP purchase accounting principles require a premium to be recorded for debt securities issued with an interest rate fixed materially above or below the effective rate or current yield of an otherwise comparable security.

     INCOME TAX EXPENSE: Due to (a) non-deductible amortization of goodwill generated from the acquisition of IIHSL of $0.2 million, and (b) a prior year tax adjustment of $0.1 million, the effective rate of tax increased 4% from 37% for the three months ended March 31, 1998 to 42% for the three months ended March 31,1999.

     EQUITY IN INCOME OF AFFILIATED COMPANIES: Equity in income of affiliates decreased by $39,000 from $97,000 for the three months ended March 31, 1998 to $58,000 for the three months ended March 31, 1999. This was calculated by taking the Company's 50% share of FFC's net income of $131,000 for the three months ended March 31, 1999 and deducting amortization of goodwill for the same period of $74,000.

     MINORITY INTEREST: Minority interest represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the three months ended March 31, 1999.

     NET INCOME: Net income remained constant at $1.0 million for both the three months ended March 31, 1998 and 1999.


COMPARISON OF NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998.


     NET SALES: Net sales increased by $1.8 million or 6% from $32.2 million for the nine months ended March 31, 1998 to $34.0 million for the nine months ended March 31, 1999 despite a 12% decline in the value of the Australian Dollar ("AUD") against the U.S. dollar from an average conversion rate of 0.6971 for the nine months ended March 31, 1998 to 0.6103 for the nine months ended March 31, 1999.

     The increase in net sales was primarily attributable to the inclusion of $3.6 million in net sales from the IIHSL acquisition October 1, 1998, relating to sales of manufactured goods not sold through the distribution network. Total unit sales increased 5% from 40,899 units for the nine months ended March 31, 1998 to 42,826 units for the nine months ended March 31, 1999.

     The Company's online monitoring program is currently being rolled out in Australia and New Zealand. The Company has in excess of 1,000 monitored lines, the majority of these being installed during the three months ended March 31, 1999. The Company intends to expand its on-line monitoring program, including both upgrade and point of sale, in the Australian and New Zealand operations in the fourth quarter of Fiscal 1999. All setup and development expenses relating to the on-line monitoring program have been expensed as incurred.

     Unit sales in the Australian and New Zealand market increased 3% from 35,891 units for the nine months ended March 31, 1998 to 36,847 units for the nine months ended March 31, 1999. Unit sales in the Australian market increased 12% from 28,556 units for the nine months ended March 31, 1998 to 32,117 units for the nine months ended March 31, 1999 due to an increase in the number of distributors in this market. However, unit sales in New Zealand decreased 36% from 7,335 units for the nine months ended March 31, 1998 to 4,730 units for the nine months ended March 31, 1999. The decline in unit sales in New Zealand is attributable to a decline in net unit sales per distributor and a material decrease in consumer finance approvals. Unit sales in New Zealand are expected to improve based upon a number of new initiatives to be introduced to this market during the next quarter.

     Unit sales in Europe and the United Kingdom increased 40% from 3,175 units for the nine months ended March 31, 1998 to 4,432 for the nine months ended March 31, 1999. The European market is now experiencing consistent quarterly growth in unit sales. The Company intends to allocate additional resource no longer required in Europe into the United States market to focus on the establishment of a foundation from which the distribution network can grow in the U.S. Unit sales in the South African market decreased 31% during the nine months ended March 31, 1999 to 957 as compared to 1,395 for the nine months ended March 31, 1998.

     COST OF GOODS SOLD - OTHER: Cost of goods sold decreased 8% from $18.9 million for the nine months ended March 31, 1998 to $17.3 million for the nine months ended March 31, 1999. As a percentage of net sales, cost of goods sold decreased 8% from 59% for the nine months ended March 31, 1998 to 51% for the nine months ended March 31, 1999. The reduction in cost of goods is attributable to the consolidation of IIHSL with the Company for the nine months ended March 31, 1999. The acquisition of IIHSL enabled the Company to capture the IIHSL gross margin reflected in the reduction of the Company's cost of goods sold. As a result, the Company's gross margin as a percentage of sales increased 8% from 41% for the nine months ended March 31, 1998 to 49% for the nine months ended March 31, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $9.6 million for the nine months ended March 31, 1999, compared to $8.1 million for the nine months ended March 31, 1998. Total general and administrative expenses, as a percentage of net sales, increased 3% to 28% for the nine months ended March 31, 1999 compared to 25% for the nine months ended March 31, 1998. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to the following two factors for the three months ended March 31, 1999: (a) inclusion of expenses relating to IIHSL of $1.9 million; and (b) amortization of goodwill generated from the acquisition of IIHSL of $0.3 million. The Company incurred additional expenses in the period ended March 31, 1999 relating to the establishment of the on-line monitoring, the establishment of the United States market and the expansion of the European market.

     RESEARCH AND DEVELOPMENT: Research and Development expenses for the nine months ended March 31, 1999 represents costs incurred by IIHSL since its acquisition on October 1, 1998, in relation to product approvals and the design and development of new products.

     INCOME FROM OPERATIONS: Income from operations increased 29% from $5.2 million for the nine months ended March 31, 1998 to $6.7 million for the nine months ended March 31, 1999. The increase in income from operations reflects the benefits from the acquisition of IIHSL which include (a) increased revenues from IIHSL sales made from sources outside the Distributor Network, (b) the capture of IIHSL's margin, for sales made to the Company, reflected as a reduction in the Company's cost of goods.

     INTEREST INCOME: Interest income remained stable at $0.3 million for the nine months ended March 31, 1998 and 1998, respectively.

     INTEREST EXPENSE - RELATED PARTY: Interest expense - related party is derived from the FFC Transaction with regard to the vendor financed loan initiated as part of the FAI Finance Corporation acquisition on December 31, 1997. For the nine months ended March 31, 1999 interest expense - related party was $0.3 million compared to $0.1 million for the nine months ended March 31, 1998. The $0.2 million increase occurs because interest expense - related party for the nine months ended March 31, 1998 includes only three months of interest paid by the Company to FAI Insurances Limited (December 31, 1997 - March 31,
1998) while interest expense - related party for the nine months ended March 31, 1999 includes nine months of interest (July 1, 1998 - March 31, 1999).

     INTEREST EXPENSE - OTHER: Interest expense - other for the nine months ended March 31, 1999 was $355,000 compared to $7,000 for the nine months ended March 31, 1998. The interest charge for the nine months ended March 31, 1999 consisted of a non-cash imputed interest charge $330,000 recorded in order to comply with the United States generally accepted accounting principles ("U.S. GAAP") purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, the Company issued a promissory note, secured by the IIHSL shares, in the amount of $9,098,000, bearing no interest. U.S. GAAP purchase accounting principles require a premium to be recorded for debt securities issued with an interest rate fixed materially above or below the effective rate or current yield of an otherwise comparable security.

     INCOME TAX EXPENSE: Due to (a) future tax benefits in relation to the Canadian operation of $55,000 not being recorded; (b) non-deductible amortization of goodwill generated from the acquisition of IIHSL of $0.3 million; and (c) a prior year tax adjustment of $0.1 million, the effective rate of tax increased 6% from 36% for the nine months ended March 31, 1998 to 42% for the nine months ended March 31,1999.

     EQUITY IN INCOME OF AFFILIATED COMPANIES: Equity in income of affiliates for the nine months ended

March 31, 1999 was $296,000. This was calculated by taking the Company's 50% share of FFC's net income of $511,000 for the nine months ended March 31, 1999 and deducting amortization of goodwill for the same period of $215,000. There was only three months of equity in income of affiliates for the nine months ended March 31, 1998, being $97,000, as the FFC Transaction took place on December 31,1997.

     MINORITY INTEREST: Minority interest represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the six months ended March 31, 1999.

     NET INCOME: Net income increased 3% from $3.6 million for the nine months ended March 31, 1998 to $3.7 million for the nine months ended March 31, 1999.


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

     Cashflow from operations remained stable, being $3.0 million for the nine months ended March 31, 1998 compared to $3.2 million for the nine months ended March 31, 1999.

     Net cash used in investing activities decreased from a deficit of $0.7 million during the nine months ended March 31, 1998 to a deficit of $5.0 million during the nine months ended March 31, 1999. The deficit in net cash used in investing activities was primarily due to: (a) $3.4 million for consideration paid and costs associated with the acquisition of Ness: (b) $0.6 million for the purchase of capital assets by Ness; and, (c) a short term loan granted of $0.6 million.

     Net cash generated from financing activities decreased from a surplus of $3.5 million during the nine months ended March 31, 1998 to a deficit of $0.5 million for the nine months ended March 31, 1999.

     The Company believes that internally generated cashflows will be adequate to support currently planned business operations over the next twelve months. The Company's strategy for growth is based on the expansion of its Distributor Network into existing and new markets, with the costs of such expansion largely borne by the distributor. It is expected excess cashflows generated by the Company may be used in part to acquire the remaining 24.96% interest of Ness, if the Company can reach agreement with the owners of such interest. Additionally, the Company may from time to time, use excess cash flows to make strategic acquisitions or other investments. Notwithstanding that the Company's costs in expanding its Distributor Network are expected to be limited, the Company may be required to obtain additional capital to fund growth from other financing sources if the cashflow generated by the Australian and New Zealand operations is insufficient to meet the cash requirements of developing the international operations. Potential sources of such capital may include proceeds from bank financing or additional offerings of the equity or debt securities of the Company. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources. The lack of such capital could have a material adverse effect on the Company's operations.

YEAR 2000 DISCLOSURE

     The Company is currently in the process of evaluating its information technology infrastructure ("ITI") for Year 2000 compliance. In this regard, the Company has three (3) areas of exposure, each which can be further subdivided into two (2) areas of implicit risk classification.


     (i)   Software - "Mission Critical" & "Non-Mission Critical"

     (ii)  Hardware - "Mission Critical" & "Non-Mission Critical"

     (iii) Remaining Infrastructure - "Mission Critical" & "Non-Mission
           Critical"

     Mission critical software includes the Company's accounting package, customer database, and operating systems, including Windows 95 and Windows NT. The Company has employed an external information technology firm to review its mission critical software and provide an analysis of the Company's potential risks. The results of this review indicate that of the total core applications 100% have been identified as being year 2000 Compliant. The Company is in the process of implementing all recommendations and expects to have addressed all matters raised in the review by the end of the first quarter of Fiscal 2000. The Company anticipates that the costs to achieve compliance will not have a material impact on the financial condition or results of operations of the Company.

     Mission critical hardware encompasses the data communication infrastructure and all server end hardware. The Company has employed an external information technology firm to review its mission critical hardware and provide an analysis of the Company's potential risks, and alternatives to address Year 2000 issues. Such review has been completed and the external firm concluded that in general the position of the hardware has, except for one product (a non-core modem), been identified as year 2000 compliant.

     The remaining infrastructure is presently being reviewed, and the identification and rectification of any exposures will be achieved by the end of the third quarter of Fiscal 1999. Additionally, the Company has formed a Year 2000 Compliance Committee ("the Committee") with representatives from all departments of the Company including Ness and FFC. The Committee is charged with the evaluation of all non-mission critical software and hardware and the remaining infrastructure of the Company to address the remaining Year 2000 issues. The Committee is also responsible for contacting all major vendors with a request to supply a response in writing, which confirms the services or products they supply are Year 2000 compliant. The Company has also adopted a policy requiring written confirmation of Year 2000 compliance from any prospective vendor. Furthermore, the Company has ensured all subsidiaries, including each of FFC and Ness, implement the above strategies to address Year 2000 issues. FFC is currently involved in a joint project with FAI General Insurance Company Limited ("FAI General"), a subsidiary of FAI Insurances Limited, to identify, categorize and if necessary, update, all software and hardware components to address Year 2000 issues. FFC has obtained confirmation from the vendor of its financial database package that such software is Year 2000 compliant. In regards to Ness, the Company has begun to utilize the same internal and external resources identified above, to test the manufacturing infrastructure of Ness for Year 2000 compliance. If necessary, the Company will reprogram or replace any non-compliant manufacturing equipment. Ness has addressed Year 2000 issues in all of its products, including the SecurityGuard System. Ness has also received confirmation that its mission critical network, hardware and software are Year 2000 compliant. The Company does not expect that the cost, if any, to modify any of its or its subsidiaries ITI and/or other infrastructures, in order to achieve Year 2000 compliance, will have a material impact on its financial condition or results of operations. This statement is a Year 2000 Readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.


CURRENCY FLUCTUATIONS

     Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has declined in value relative to the U.S. dollar from .6941 on March 31, 1998 to .6280 on March 31, 1999. The change in valuation resulted in lower reported revenues than budgeted when translated into U.S. dollars for three and nine months ended March 31, 1999. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

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

        (a)  Exhibit 27  Financial Data Schedule

        (b)  Not Applicable

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

Dated: May 14, 1999