Form 10-K
period 1999-06-30
HOME SECURITY INTERNATIONAL INC
filed 1999-09-28
CIK 1038262

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-14502

                               ----------------

                       HOME SECURITY INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                              98-0169495
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

      Level 7, 77 Pacific Highway                       2060
                                                     (Zip Code)
           North Sydney, NSW
    (Address of principal executive
               offices)

                             (011) (612) 9936-2424
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $.001 Par Value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value, as of September 24, 1999, of Common Stock held by non-affiliates of the registrant: $2,734,167.30 based on the last reported sale price on the American Stock Exchange.

   Number of shares of Common Stock outstanding on September 24, 1999:
5,828,278 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant intends to file a definitive Proxy Statement pursuant to regulation 14A within 120 days after the end of the fiscal year ended June 30, 1999. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Overview

   Home Security International, Inc., a Delaware corporation (the "Company") is a direct sales company which, through an extensive distributor network (the "Distributor Network"), sells, installs and services a residential security alarm system marketed under the trade name SecurityGuard, principally in Australia and New Zealand, with expanding international operations in Europe, South Africa and North America. The Company's security system (the "SecurityGuard System"), which includes a SecurityGuard alarm, a smoke alarm/detector, a rechargeable fire extinguisher, and a fire blanket, provides home protection to a customer's premises through interior heat sensitive motion detectors, flashing lights, a siren, window decals and a centralized processing unit ("CPU") with the ability to communicate signals to a central monitoring station. In order to capitalize on its base of customers with installed SecurityGuard Systems (which the Company believes to be approximately 237,000 which constitutes the number of units sold since the Company's inception), the Company is continually seeking additional methods of generating recurring revenue, including the sale of extended warranties to its customers and the introduction of on-line alarm monitoring services in Australia and New Zealand over the last twelve months. The SecurityGuard alarm and other major components are manufactured exclusively by Ness Security Products Pty Limited, a recently acquired subsidiary.

   The Company was founded by Bradley D. Cooper and commenced business in Sydney, Australia in 1988. At its inception, the Company sold alarms through part-time dealers who purchased franchises from the Company. In May 1991, the Company adopted a more traditional sales structure by shifting to commission-based compensation for its employees/agents, who were given extensive in-house sales training. Although this approach allowed the Company to expand and establish an office in Melbourne, Australia and to grow to five offices in Australia within a year and a half, the growth and the income generation of its sales force plateaued. In response to this development, in early 1993, the Company implemented the Distributor Network strategy, which converted the existing Company owned and operated branch offices to independently owned and operated distribution offices, and converted the Company employed salespersons to independent distributors responsible for their own costs. The Company believes that this shift to the Distributor Network strategy is responsible for the rapid growth in unit sales since that time. Since the first independent distribution office launched its operations in September 1993, the Company has grown to a total of eighty-one distribution offices in Australia and New Zealand, with an additional twenty-one offices in Europe, South Africa and North America.

   In 1990, 50% of the Company was sold to FAI Insurances Limited ("FAI Insurances") and the remaining 50% was sold to FAI Insurances in a series of transactions during 1994 and 1995. In November 1995, FAI Insurances sold the home security operations of the Company outside Australia and New Zealand to Bradley Cooper. On March 31, 1997, FAI Insurances reacquired the business and substantially all of the assets of the international operations from Mr. Cooper. Thereafter, on June 30, 1997, the Company completed a reorganization, and thereby began operations as a Delaware corporation. Following its reorganization, in July 1997 the Company completed its initial public offering.

Security Alarm Industry

   The Australian, New Zealand and North American security alarm industry is large, growing rapidly and characterized by a high degree of fragmentation, low residential penetration and a continuing trend toward consolidation. The Company believes that the European market is similarly fragmented and that the residential segment in Europe is substantially less penetrated than in North America. Industry statistics published by Security Distributing and Marketing Magazine, an industry publication, indicate that revenues for the electronic security alarm segment of the security industry grew from $9.7 billion in 1990 to $15.2 billion in 1998. Management and other industry sources estimate that there will be a substantial amount of new residential customers created in North America and Europe over the next several years as more and more consumers elect to include home security in their places of living.

   The Company's management believes that growth in the residential security alarm industry is and will continue to be attributable to a number of factors. First, it appears that media coverage of crime, along with political discussions concerning its causes and remedies, have increased public consciousness of crime. Second, a number of insurance companies offer premium discounts to customers with security and fire detection systems or require their customers to maintain such systems as a condition of coverage. Third, the worldwide residential market for security alarms remains relatively unpenetrated. Fourth, there is an industry trend toward reducing installation costs to increase affordability. Fifth, the aging population and increase in two career families worldwide have contributed to an increased focus on residential security.

   The Company believes that the residential security alarm industry is characterized by the following attributes:

     High Degree of Fragmentation. Although residential security alarm services worldwide are consolidating, the industry remains highly fragmented, consisting of major international companies and a large number of local and regional companies within each geographic market. The fragmented nature of the industry can be attributed to the low capital requirements associated with performing basic installation and maintenance of security alarm systems. However, the business of a full service, integrated security services company providing central station monitoring services is capital intensive, and the Company believes that the high fixed costs of establishing both central monitoring stations and full service operations contribute to the small number of national competitors in each international market.

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

Strategy

   The Company expects to increase sales by continuing to focus its sales efforts on markets underserved by the security alarm industry and by increasing the size of the Distributor Network in those countries in which it now operates. In addition, the Company expects to expand its operations by initiating the Distributor Network in new international markets and through generating sources of recurring revenue by offering both its new and existing alarm customers additional security related services, such as extended warranties and on-line monitoring services. The Company is also seeking to become more efficient and cost-effective by taking advantage of the increased economies of scale afforded by its growth and through the integration of its strategic acquisitions, which should allow the Company to realize increased profits. Each of the key elements of the Company's growth strategy is discussed below.

   Online Monitoring and Other and Recurring Revenue. The Company continually seeks to generate additional and recurring revenue from its existing base of customers with previously installed SecurityGuard Systems (which the Company believes to be approximately 237,000, which constitutes the number of units sold since the Company's inception). To this end, the Company currently sells extended warranties to its customers (to supplement the one year limited warranty which accompanies the sale of the SecurityGuard System) and offers online security alarm monitoring services to its customers in Australia, New Zealand and South Africa. The Company intends to expand its online monitoring program, both as an upgrade and as part of a point of sale package, in the Australian and New Zealand operation in fiscal 2000. Additionally, the Company intends to offer on-line monitoring in other markets where the Company's base of customers with installed SecurityGuard Systems in a region is sufficient to support such an operation.

   International Expansion. The Company is committed to actively expanding its international operations in both Europe and North American and is placing greater emphasis on those markets as a significant source of future growth. The Company intends to expand its international operations via the controlled growth model it employed to successfully grow its Australian and New Zealand operations. The Company's strategy is to develop a limited number of distribution offices in each new market it enters while learning the intricacies and nuances of selling to such market before aggressively expanding its distributor base in that market. Additionally, the Company recognizes that each separate state in North America should be treated as an individual market with it's own individual characteristics. This plan will be implemented by the Company's existing senior management team and the newly appointed World Development Directors, who will spend extended periods of time in markets targeted for expansion in order to more effectively direct the growth of the Company's international operations. After targeting a region for expansion, the Company generally appoints a limited number of Distributors for that region. These Distributors are responsible for establishing operations in the designated region and report directly to the Company's head office in Australia. Prior to appointment in a new market, each new Distributor must successfully complete an intensive twelve week training program at the Company's offices in Australia. The Distributors bear all costs of commencing operations in their respective market, other than initial recruitment and product approval expenses.

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

   Increased Penetration of Existing Geographic Markets. The Company believes that its success is directly related to its increased penetration of existing geographic markets. By actively expanding the Distributor Network in existing geographic markets by increasing the number of independent sales agents and distributors, the Company believes that it will be able to increase account density in those regions and thereby enhance the efficiency of its operations and its distributors. By increasing sales in a given area, the Company believes that it achieves increased operating efficiencies associated with providing its 24 hour emergency response services and warranty maintenance. Also by increasing the number of SecurityGuard System installations in each distributor area in which it has already secured customers, it will be able to provide monitoring to its customers at a lower marginal cost. Additionally, as the Company penetrates a new market it develops a reputation for providing quality products and superior customer service which enhances community awareness of the Company. The Company believes this increased community awareness is important to its ability to generate high quality sales leads.

   Vertical Integration. In order to enhance sales and improve operating efficiencies and margins, the Company has made two strategic acquisitions, the acquisition of Ness Security Products Pty Limited (the "Ness Transaction") in October 1998 and April 1999 and the acquisition of FAI Finance Corporation Pty Limited (the "FFC Transaction") in December 1997. In the two part Ness Transaction, the Company acquired 100% of Ness, the manufacturer of the SecurityGuard alarm. Ness is a leading designer and manufacturer of security and safety related products within Australia. Prior to the Company's acquisition of Ness, sales of the SecurityGuard alarm to the Company represented approximately 67% of Ness's sales, which had resulted in attempts by Ness to diversify its product line and thereby increase sales to other companies. In order to ensure that the business operations of Ness would be primarily focused on serving the interests of the Company, the Company acquired 75.04% of Ness in October 1998 and the remaining 24.96% of Ness in April 1999. During fiscal year ended June 30, 1999, Ness's sales of the Security Guard alarm to the Company represented approximately 66% of Ness's total sales. The acquisition of Ness will also reduce certain operational risks by affording the Company better control over production times and schedules, which have become more important in light of the greater lead times required to ensure timely delivery of the Company's products in international markets. The Company also believes it will be able to reduce the manufacturing cost of the SecurityGuard alarm by more effectively negotiating with Ness' suppliers. Furthermore, the Company will effectively achieve a higher profit margin on the sale of the SecurityGuard System by recovering in income 100% of the price mark-up previously charged by Ness to the Company. Ness also has an award winning research and development staff which will facilitate the development of enhancements to the SecurityGuard System, including a dialer to assist the Company in providing future on-line monitoring services to its existing base of customers.

   In the FFC Transaction, the Company acquired a 50% equity interest in FFC, a consumer business finance company operating in Australia and New Zealand, along with an option to purchase the remaining 50% equity interest in FFC at any time prior to December 31, 2001 (the "FFC Option"). FFC was founded primarily to provide financing for the Company's security alarm sales, particularly for those consumers not normally serviced by traditional financing companies, such as retired persons and renters. For the fiscal year ended June 30, 1999, approximately 74% of the principal amount of all consumer loans made by FFC were made to finance SecurityGuard System purchases in Australia and New Zealand. The acquisition of FFC by the Company helps ensure that the operations of FFC will continue to primarily serve the Company's interests. In addition, the Company believes the FFC Transaction was critical to the future growth of the Company because it would reduce an operational risk by ensuring the availability of credit to purchasers of the SecurityGuard System in Australia and New Zealand, of whom, during the fiscal year ended June 30, 1999, approximately 69% financed their purchase (and approximately 69% of those purchases were financed by FFC). FFC also markets personal loan products in Australia and New Zealand to customers who have established a good credit rating. FFC makes fixed term, fixed rate loans to customers who meet specific policy guidelines. The Company expects the personal loans market to generate significant revenues in the future.

Geographic Operations

   The Company has been actively selling SecurityGuard Systems for approximately eight years in Australia and New Zealand and believes it is one of the largest residential security alarm businesses in the market. Currently there are sixty-nine distributor offices in Australia and twelve distributor offices in New Zealand. Despite current fiscal year results, the Company has experienced significant increases in unit sales of alarm systems in Australia and New Zealand over the past five fiscal years. In Australia and New Zealand the Company sold 47,171 units in fiscal year 1999.

   The Company first expanded outside of Australia and New Zealand in 1994 and is actively expanding its international operations. The Company continues to place increasing importance on its international operations as a significant source of future growth. The Company believes that the characteristics and growth of the Australian and New Zealand markets are representative of the conditions that exist in the other countries in which the Company operates or plans to commence operations. The Company currently maintains a total of twenty-one international distributor offices located in Germany (two), the Netherlands (eleven), South Africa (one), the United Kingdom (four), Switzerland (one) and the United States (two). Unit sales for the international markets amounted to 7,630 units in fiscal year 1999.

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

The SecurityGuard System

   The Company's SecurityGuard alarm was designed and developed by Ness and is a two time winner of the prestigious Australian Design Award (1992 and 1996) and a winner of the Australian Design Mark (1996). The Australian Design Mark and the Australian Design Award are awarded by Standards Australia, an independent not-for-profit organization which utilizes industry and design experts to evaluate products for excellence. To attain the Australian Design Mark, a product must achieve excellence in four key areas: (i) the design process; (ii) the product; (iii) the manufacture of the product; and (iv) the product lifecycle. Generally, a product must first achieve the Australian Design Mark to be eligible to receive the Australian Design Award. In special circumstances products that are innovative and original in design can achieve the Australian Design Award without first receiving the Australian Design Mark. Due to its innovative design, in 1992 the SecurityGuard alarm received the Australian Design Award prior to receiving the Australian Design Mark. In 1996, the SecurityGuard alarm was one of 37 products to achieve the Australian Design Mark, and thereafter was one of eight products to achieve Australian Design Award status in that year.

   The basic SecurityGuard alarm provides protection for two openings to the premises through interior heat sensitive motion detectors, a siren, flashing lights, window decals and a CPU with the ability to communicate signals to the Company's proposed central monitoring station. In addition to the SecurityGuard alarm, as part of the SecurityGuard System, the Company provides the customer with a smoke alarm/detector, a rechargeable fire extinguisher and a fire blanket. The Company's smoke alarm/detector features dual ionization chambers to limit false alarms, incorporates low battery warning beeps and when triggered, emits a loud persistent siren noise in the high frequency range of the audible sound spectrum. Smoke alarm/detectors are recommended by all fire and emergency services, and are now compulsory in new homes in certain areas. Customers have the option of adding sirens and motion detectors and increasing fire protection by means of additional smoke and heat detectors and alarms. The SecurityGuard System also features the ability to arm and disarm the alarm via a wireless remote control device which also acts as a panic button. The remote control feature of the SecurityGuard System helps differentiate the Company's alarm from those of its competitors whose alarm systems generally require the input of a security code to arm and disarm the alarm. The Company's average fee for a SecurityGuard System, was approximately AUD $2,390 per account customer for the fiscal year ended June 30, 1999, including all installation service charges. Also included within the cost of each SecurityGuard System is a one year limited warranty on system parts and labor.

   The SecurityGuard alarm is molded in an extruded polycarbonate casing and features double soldered circuitry, a sealed independent power source, battery back up and automatic testing of battery power supply. It is radio controlled with access through a radio transmitted, sixteen digit, binary code bit stream. It has a security key override switch, and a 120 decibel (at 1 meter) horn speaker installed within the alarm plus an external siren and blue flashing strobe light. The alarm features infra-red detection cells that respond effectively to body temperature, remote controls and a tuner set to optimum range, signal and strength. The alarm's volume is deliberately set at a level that causes extreme discomfort to human beings and should result in the invader leaving the premises. In addition, the volume of the alarm is sufficient to alert not just the home's residents, but also their neighbors, increasing the likelihood that the invader will be seen and apprehended. The alarm reacts instantaneously on detecting an intruder, reducing the intruder's ability to search for or remove valuables. Unlike silent alarms, which are linked to police stations or other patrols, the SecurityGuard System's immediate shrill alarm does not furnish the home invader with a pre- established or known response time. The design of the SecurityGuard alarm is not intended to assist in catching intruders, but to prevent protected homes from being burglarized or invaded and to minimize losses if they are invaded. The SecurityGuard System complies with the relevant Australian/NZ Standards for alarm system manufacture, AS2201.1/5. The system carries guarantees of quality and service on terms and conditions comparable to others in the industry.

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

Services

   On-line Monitoring and 24 Hour Emergency Response Services. The Company began selling twenty-four hour on-line monitoring services as an upgrade to its Australian and New Zealand customers during the second half of the fiscal year ended June 30, 1999. As at June 30, 1999, the Company had installed approximately 2,200 monitored lines as upgrades for its existing customers in Australia and New Zealand. The Company intends to start selling on-line monitoring services as part of its point of sale products and services to new customers in Australia and New Zealand in the first half of fiscal 2000 when the Company's sales force has been educated and trained about these new services. The Company is currently outsourcing the monitoring services in Australia and New Zealand to a central station in Sydney, Australia that utilizes advanced communications and computer systems to route incoming alarm signals and telephone calls to operators. Monitoring stations in each of the Company's international markets will be established when its installed base in such market is sufficient to support such an operation. Depending on the type of service chosen by the customer, central monitoring personnel will respond to alarms by relaying information to local security patrols or police departments, notifying the customer or taking other appropriate action. Non-emergency administrative signals will include power failures, low battery signals, deactivation and reactivation of the alarm monitoring system, and test signals, and will be processed automatically by central monitoring station computers. The Company currently offers twenty-four hour emergency response service to its customers as part of its SecurityGuard System for five years from the date of installation. As part of this service the Company contracts with local security patrol services to send personnel to a residence upon telephonic notification that an alarm has sounded.

   Extended Warranty. In September 1996, the Company commenced offering an extended warranty program to its customers in Australia and New Zealand, which offers customers the opportunity to extend the original manufacturers product warranty of twelve months by an additional twelve or twenty-four months. The average cost of the extended warranty to the customer is AUD $99 for twelve months and AUD $169 for twenty-four months. The extended warranty contract covers all costs of repairs during the contract period. The Company had approximately 24,327 outstanding extended warranty contracts at June 30, 1999. The percentage of contracts divided between twelve and twenty-four-month contracts were 29% and 71% respectively. The income derived from the sale of extended warranty contracts is recognized proportionately over the period of each contract.

   Installation And Field Services. Each distribution office is required by the Company to maintain its own installation and field service personnel. Distributors subcontract services and installation to third parties who are trained by the Company to install and maintain the SecurityGuard System. Installations of new systems are performed promptly, without charge, after the completion of the sale. After completing an installation, the technician instructs the customer on the use of the system and furnishes a written manual and, in many instances, an instructional video. In order to demonstrate its commitment to customer service, the Company also requires each technician to clean up all debris caused by the installation of the system before completing the installation as well as offering to perform any other minor maintenance work for the customer. Additional follow-up instruction is provided by Independent Agents as needed. As the density of the Company's customer base increases, the Company will be able to more efficiently schedule and route field service technicians. The increased efficiency in scheduling and routing also allows the Company to provide faster field service response and support, which leads to a higher level of customer satisfaction.

Sales and Marketing

   The Company's business success is dependent upon the continued successful implementation of its Direct Sales Marketing Program by its Distributor Network. The Direct Sales Marketing Program is a systematic approach to selling the SecurityGuard System through low cost lead generation, telemarketing and in home sales appointments. The program focus is on middle income families and retirees, a market which the Company believes has been historically underserved by the security alarm industry. Sales leads are generated using various methods, including referrals from in home sales appointments, shopping center "drop box" promotions and the collection of crime awareness and fire safety surveys conducted in shopping malls and in targeted neighborhoods. These leads are then utilized by telemarketers to set up in home sales appointments, during which the sales representatives make a crime awareness and fire safety presentation and then demonstrate the functionality of the SecurityGuard System. In order to increase the effectiveness of its Direct Sales Marketing Program, the Company requires participants in its Distributor Network to regularly participate in comprehensive training seminars developed by the Company relating to all aspects of its Direct Sales Marketing Program. The Company believes that its Direct Sales Marketing Program represents a competitive advantage over other security alarm companies.

   The Distributor Network is responsible for all marketing of the SecurityGuard System. The Company does not generally use media advertising to promote the SecurityGuard System, instead it relies on the Independent Agents to generate leads. The Independent Agents solicit sales leads from every in-home appointment, as well as through shopping mall "drop box" promotions and the collection of crime awareness and fire safety surveys. In exchange for completing a survey or participating in a promotion, individuals are given a chance to win a free SecurityGuard System. Telemarketers contact individuals who respond to these efforts and make appointments for home visits by Independent Agents. Each individual who hosts an in-home sales appointment, regardless of whether the individual makes a purchase, receives a valuables register, a book containing crime, fire and general home safety tips and a personal attack alarm. The Company's sales and marketing approach stresses three aspects of the SecurityGuard System: deterrence, detection and ejection. The Company believes that the mere existence of a security alarm system in a home deters burglars and home invaders from attempting entry. The features of the SecurityGuard System are aimed at detecting any unauthorized access. Once activated, the alarm is designed to provoke a quick flight response by the intruder, preventing a burglary or, at a minimum, minimizing the loss. During the in home presentation, the Independent Agents present a mounted display of the alarm and related equipment and describe their features. Furthermore, the Independent Agents use the in-home presentation to educate the consumer with regard to the crime level of the area and the utility of the SecurityGuard System in dealing with crime and in reducing danger and losses to the property.

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

   Customer Service. In 1995, the Company implemented its "We Care" customer satisfaction program. The We Care program consists of a number of measures intended to maximize customer satisfaction, including an annual survey of customers, periodic awards to participants in the Distributor Network who maintain superior customer satisfaction, and the installation of a toll-free number which customers can call with any questions or complaints. The We Care program also includes a total quality management program through which the Company analyzes and documents all processes critical to customer satisfaction, including sales, installations, monitoring, billing and customer service. The Company then implements improvements and continually updates the analysis process.

Distributor Network

   The Distributor Network is a structured sales hierarchy of Independent Agents, Area Distributors and Distributors who are compensated solely on the basis of sales of the Company's SecurityGuard Systems. The Company believes that it possesses an advantage over other direct sales companies since advancement through the Distributor Network is based exclusively on the participant's success in sales of the Company's products, rather than recruitment of other sales representatives. The Independent Agents, who are the entry level participants in the Distributor Network, are motivated by an attractive sales commission structure, as well as the opportunity to become Area Distributors who own and operate their own distribution business. Independent Agents are promoted based on a proven ability to sell the Company's products over a defined period of time. Each Area Distributor purchases products from the Company for resale to end users through Independent Agents who operate out of their offices. Successful Area Distributors, in turn, can become Distributors who earn a commission override on sales by the Company made to their attributed Area Distributors as well as continuing to earn profits on the sales made by their distribution business. The Company believes that the Distributor Network, in addition to offering a potential for substantial individual compensation and profit, is an effective motivational tool which emphasizes peer ranking and recognition in order to improve sales performance. The Company also believes the Distributor Network gives it a significant strategic advantage over its competitors by limiting the capital investment needed to grow the Company, since its Area Distributors and Distributors are responsible for most costs associated with running their distribution businesses (including all recruitment, telemarketing and SecurityGuard System installation costs). The following is a description of each tier of the Distributor Network.

   Level 1--Independent Agent and Dealers. The majority of the sales personnel within the Distribution Network are Independent Agents who contract directly with Distributors and Area Distributors. Independent Agents are compensated solely by commissions paid by the Area Distributors or Distributors on SecurityGuard System sales made by the Independent Agent. The Independent Agents primary responsibilities include the generation of leads and the delivery of scripted in home sales presentations to potential customers. Every prospective Independent Agent starts as an agent in training and goes through the Company's training program, which includes accompanying existing Independent Agents on in home sales presentations prior to becoming an Independent Agent. For an Independent Agent to be promoted to an Area Distributor he/she is required to achieve a predetermined level of sales over a specified period and must successfully complete a course in area distributorship operation. As of June 30, 1999, the Company had 708 Independent Agents (including 139 agents in training and 129 agents in markets outside of Australia and New Zealand).

   Historically, the Company has also utilized "Dealers" to sell the SecurityGuard System to the public. Dealers operate out of a Distributor's or an Area Distributor's office, under the supervision of the Distributor or

Area Distributor, as the case may be. Dealers, like Independent Agents, are compensated solely by commissions on SecurityGuard Systems sold, but earn a greater proportion of the sales price as commission than that earned by an Independent Agent. As of June 30, 1999 there were four persons who had been designated as Dealers by the Company.

   Level 2--Area Distributors. Area Distributors sell the SecurityGuard System to the public utilizing the Independent Agents as their sales representatives. Area Distributors own and operate their own offices and are responsible for most costs associated with the implementation of the Direct Sales Marketing Program within their assigned area, including telemarketing, lead generation and recruitment. Independent Agents operate from the Area Distributor's premises and are paid commissions by the Area Distributor based on their sales of SecurityGuard Systems. The Area Distributors purchase the SecurityGuard Systems directly from the Company, and their compensation is the profit earned from the sales of the SecurityGuard Systems less the payment of (i) commissions to Independent Agents, (ii) the cost of the SecurityGuard System and (iii) operating expenses (including recruiting, telemarketing and installation costs). There is no limit to the number of Independent Agents that can operate out of an Area Distributor's office. For Area Distributors to be promoted to Distributors, they are required to achieve a predetermined level of sales within a specified period and must successfully complete a course in advanced distributorship operation. As of June 30, 1999, the Company had sixty-three Area Distributors, including sixteen in markets outside of Australia and New Zealand.

   Level 3--Distributors. Distributors, with support from the Company, are responsible for ensuring that Independent Agents are motivated and proficient in all aspects of direct sales by, among other items: (i) ensuring all new Independent Agents go through a specified training program which includes proficiency tests, video taping and "on the job" observation and critical analysis; (ii) organizing major conferences annually, as well as running weekly internal training seminars; (iii) professionally videotaping major training conferences and seminars; (iv) professionally recording teleconferences of meetings where Distributors discuss topics on business enhancement, such as lead generation; (v) running reward programs for the introduction or recruitment of new staff members; and (vi) recognizing and rewarding other staff for securing new customers. Distributors are compensated in a manner similar to the Area Distributors although they may purchase Security Guard Systems from the Company at a slightly lower price per unit than Area Distributors. In addition to earning profits on sales made by their own distribution business, Distributors receive a commission override for all purchases by Area Distributors within the Distributor Network that are attributed to them by the Company. Independent Agents working under a Distributor are paid the same commission structure as those working under an Area Distributor. As of June 30, 1999, the Company had forty-one Distributors, including six in markets outside of Australia and New Zealand.

   During fiscal 1999 the Company developed four additional levels in the Distributor Network: (i) Training Network Distributors; (ii) Regional Network Distributors; (iii) Regional Vice Presidents; and (iv) Global Directors. The introduction of these new levels is designed to increase sales by (a) motivating competition between Distributors to achieve the limited number of available vacancies for each new level and (b) utilizing the "in the field" expertise and resources of Distributors. The Company expects the new levels to be filled by existing Distributors meeting the qualification criteria over the next fiscal year. Advancement through the new levels of the Distributor Network is based exclusively on the participant's success in sales of the Company's products. The following is a description of each new tier of the Distributor Network.

   Level 4--Training Network Distributors. The role of a Training Network Distributor ("TND") is to work with a small group of under-achieving "off program" Distributors and re-educate them in the Direct Sales Marketing Program. The TND and under-achieving Distributors have a teacher-pupil relationship. TNDs focus on turning each under-achieving Distributor into a "center of excellence." To be promoted to this level, a Distributor needs to meet certain specified criteria in relation to (i) office sales levels, (ii) agent sales levels, (iii) recruitment, (iv) Area Distributor advancement, and
(v) motivation and team building skills. TNDs receive no additional override commissions. For a TND to be promoted to Regional Network Distributor, it must meet a predetermined level of performance in turning around under achieving Distributors within a specified period.

   Level 5--Regional Network Distributors. Each Regional Network Distributor ("RND") is assigned a territory, currently generating approximately six hundred unit sales per month, to develop. The territory will include a network of Area Distributors, Distributors and Training Network Distributors. Each RND is responsible for significantly lifting sales in its assigned territory by achieving predetermined targets. Each RND is paid additional override commissions on the unit sales of its territory. The override commissions increase exponentially as the territory sales increase motivating RNDs to reach the maximum override commissions level. A RND must achieve predetermined sales levels in order to be promoted to Regional Vice President. A RND will be demoted to TND if certain specified sales levels are not consistently maintained.

   Level 6--Regional Vice Presidents. Each Regional Vice President ("RVP") is assigned a region encompassing the territories of several RNDs. The aim of each RVP is to cause the RNDs in its region to achieve double their targets and attempt to reach the Global Director level. RVPs are compensated in a similar manner to RNDs although the RVP override commissions are set at two levels relating to the level of unit sales of its region. A RVP will be demoted to RND if certain specified sales levels are not consistently maintained.

   Level 7--Global Directors. Global Director is the highest level in the Distributor Network. In order to reach Global Director level, RVPs must compete with each other to be the most qualified RVP when a Global Director position becomes available. Global Directors are responsible and accountable for sales in four to eight regions in a number of different markets. Global Directors receive override commissions equal to half the total override commissions earned by the RVPs in their regions. Similar to all other levels, the Global Director level is a target driven position. Failure to achieve specified targets will result in the demotion of a Global Director and promotion of the most qualified RVP at that time into the vacated Global Director position.

Manufacturing

   Ness manufactures 70 types of circuit boards and 160 different finished goods including its (i) SecurityGuard alarm, (ii) Medi Alarm, a personal alarm that notifies an attendant when the user requires assistance, specifically designed for aged and immobile residents of retirement communities and nursing homes; (iii) D 8 Dialer Security Alarm Panel, a traditional electricity-based security alarm system designed for commercial and residential markets that utilizes a dialer to call a central monitoring station and features eight fully programmable zones, programmable siren, radio interface and secure remote arming/disarming capabilities; (iv) Quantum Dual, a leading security alarm detector which combines a passive infra-red sensor and a doppler microwave to detect intruders far more reliably than conventional detectors. Quantum Dual also utilizes a microprocessor and has a special anti-creep zone lens that detects human movement directly below the lens where most detectors are "blind"; and (v) other sensor detector products, including "Nessensor", an advanced high frequency vibration sensor for traditional residential and commercial security system installations.

   Ness has an accomplished research and development staff and an ISO 9001 certified computer board manufacturing facility that utilizes state-of-the-art surface mount technology. Ness employs the latest in advanced manufacturing techniques and leading edge technology in order to maintain its production of high quality security alarm products including the SecurityGuard. The manufacturing process begins on either one of Ness' two Surface Mount lines, where the components are placed by high speed placement machines on printed circuit boards, are bonded, then conveyed into a Heller Reflow Oven. Any components too large for machine placement are hand inserted, before the fully loaded circuit board enters the Nitrogen Wave Soldering Machine for completion. The board is then inspected and tested on a Flying Probe Tester, where it is In-Circuit tested, for correct component placement, prior to having a full functional test (average first time pass rate is approximately 97-98%), before it enters final assembly and packaging. The average monthly printed circuit assembly production for Ness is currently 50,000 boards.

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

Strategic Acquisitions

   Ness Transaction. On July 17, 1998, the Company entered into a Stock Purchase Agreement with Integral Investments Limited ("Integral"), which was amended as of October 1, 1998 (the "Stock Purchase Agreement"), whereby the Company agreed to purchase all of the issued and outstanding common stock of Integrated International Home Security Limited ("IIHSL"), a British Virgin Islands company that owned 75.04% of the issued and outstanding common stock of Ness, a leading designer and manufacturer of security alarm products in Australia and the Company's sole supplier of its SecurityGuard alarm. Pursuant to the Stock Purchase Agreement, Integral obtained the right to designate one nominee for election to the board of directors of the Company. Integral designated Paul Brown, its sole shareholder, as its nominee.

   Pursuant to the Stock Purchase Agreement, the Company paid aggregate consideration consisting of: (i) 400,000 shares of common stock; (ii) a five year convertible warrant to purchase 360,000 of Common Stock at an exercise of $13.00; (iii) cash in the amount of $2,426,000 ($126,000 paid concurrent with the execution of the Purchase Agreement and $2,300,000 paid upon closing of the Transaction); and (iv) a promissory note, secured by all of the issued and outstanding shares of IIHSL, in the amount of $9,098,000 payable in installments of $400,000 on each of June 30, 1999 (paid on July 7, 1999) and December 31, 1999, respectively, with the balance of the note due on June 30, 2000 ("Ness Note"). Integral has assigned its rights to receive the Company's securities under the Stock Purchase Agreement and the Ness Note to its affiliate, International Home Security Investments Limited ("IHSIL"). If any portion of the principal amount of the Ness Note is still outstanding on October 1, 1999, the Company shall issue an additional five year warrant to purchase 200,000 shares of the Company's Common Stock at an exercise price of $13.00 per share to IHSIL. Additionally, if any portion of the principal amount of the Ness Note is still outstanding on January 1, 2000, the Company shall issue an additional five year warrant to purchase 200,000 shares of the Company's Common Stock at an exercise price of $13.00 per share to IHSIL.

   On April 9, 1999, the Company effectively purchased the remaining 24.96% of the issued and outstanding common stock of Ness not held by the Company through a series of transactions in which: (i) Nazareno Circosta the principal management officer of Ness ("Circosta"), agreed to enter into a Non-Competition Agreement with the Company in exchange for a cash payment of $656,700; (ii) Circosta agreed to purchase 277,778 shares of HSI Common Stock for $2,599,352; and (iii) Ness agreed to redeem the common stock of Ness held by Circosta Pty Limited, a unit trust beneficially owned by Circosta as well as certain employees, for $2,140,179. In addition, Ness agreed to pay $3,066,776 to Circosta in exchange for the termination of his existing employment contract and the execution of a new employment contract.

   Ness was founded in 1972 and has been the Company's sole supplier of its SecurityGuard alarm since 1989. The Company anticipates that one of the principal benefits of the Ness Transaction is that it will ensure that Ness' business operations will be focused primarily on producing products for the Company. The Ness Transaction will also enable the Company to better control production times and schedules. Furthermore, the Company will be able to achieve a higher profit margin on the sale of its SecurityGuard Systems by recovering in income 100% of the price mark-up charged for such systems by Ness to the Company and by more cost effectively purchasing the major component parts of Ness' primary products.

   Ness's main office is located in Sydney, Australia, and Ness has distribution offices in each of Melbourne, Perth and Brisbane. Ness also maintains an office in Hong Kong. As of June 30, 1999, Ness had 132 employees in Australia and 6 employees in Hong Kong.

   FFC Transaction. On December 31, 1997, the Company purchased 50% of the issued and outstanding shares of FFC (the "FFC Shares") from FAI Insurances in the FFC Transaction. The AUD $10,750,000

($7,059,525) purchase price for the FFC Shares was paid through the delivery of a five year promissory note which bears interest at a rate of 7.75% per annum payable monthly in arrears (the "FFC Note"), which is secured by the FFC Shares. The next installment of AUD $2,000,000 ($1,313,400) will be due under the FFC Note on December 31, 1999. Pursuant to the terms of the FFC Note, as amended, the Company is required to utilize any funds raised in any equity offering subsequent to the FFC Transaction to pay down the FFC Note ("FFC Note Payment"). Pursuant to a Deed of Variation executed February 7, 1999, the Company agreed to make an accelerated payment on the FFC Note in the amount of AUD $500,000 ($328,350) in exchange for FAI Insurances' waiver of the FFC Note Payment in connection with Ness Transaction, as well as other considerations. In the FFC Transaction, the Company also received the FFC Option, at no additional cost, exercisable at any time until December 31, 2001, to purchase the remaining 50% interest in FFC from FAI Insurances, for the same consideration plus 50% of FFC's retained earnings and 50% of the net change in FFC's capital reserves from the date of the FFC Transaction until the date the FFC Option is exercised. If the FFC Option is exercised FAI Insurances will finance the purchase price over a four-year period from the date on which the FFC Option is exercised on terms comparable to the FFC Note.

   FFC is a consumer and business finance company which specializes in the provision of consumer credit, primarily to purchasers of the SecurityGuard System through sales finance arrangements with the Company and participants in the Distributor Network, and also through personal loan and insurance products which are not currently related to the Company's business. The FFC Transaction ensures that the operations of FFC will be focused primarily on servicing the Company's customers. The Company believes the FFC Transaction is critical to the future growth of the Company because it will help ensure the availability of credit to purchasers of the SecurityGuard System in Australia and New Zealand.

   Currently, FFC's principal source of funds is a Receivables Purchase Agreement with Westpac Banking Corporation ("Westpac"), pursuant to which FFC sells eligible receivables to Westpac and undertakes to continue to service the receivables in exchange for a management fee. The net effect of the arrangement provides Westpac with approximately one-third of the interest collected by FFC, in exchange for providing FFC with the funds. Currently the maximum available to FFC under the Receivables Purchase Agreement is AUD $50 million ($32.8 million). The Company believes that the Receivables Purchase Agreement provides FFC the necessary capital to support its financing activities and future growth.

   The Company believes it will be able to actively grow the receivables balance of FFC. In addition to the funds that may be loaned to FFC by FAI Insurances and the Company, FFC is actively seeking to expand its receivables facility and is evaluating additional options to grow its receivable balance.

   FFC's main office is located in Sydney, Australia. FFC also maintains an office in Auckland, New Zealand. As of June 30, 1999, FFC had forty-five employees in Australia and sixteen employees in New Zealand.

Competition

   The security alarm industry in the markets in which the Company operates is highly competitive and fragmented. The Company competes with numerous other companies for new customers. The Company's major competitors for first-time purchasers of alarm systems in Australia and New Zealand are Signature Security and ADT Security Services, Inc. Competition for new accounts is based primarily on purchase price, monthly monitoring fee, the range of services offered, and reputation for quality. The Company believes it has a superior marketing strategy because of its focus on underserved markets and the implementation of the Direct Sales Marketing Program to the end user through the Distributor Network. Although the Company believes that it is a leading seller of residential alarm systems in Australia and New Zealand, there is no assurance that the Company will continue to have a competitive advantage in those countries. The loss of any competitive position by the Company in either Australia or New Zealand could have a material adverse effect on the Company.

   In marketing the SecurityGuard System outside of Australia and New Zealand, the Company faces competition from large national and international alarm installation and monitoring companies. Many of those companies are better capitalized than the Company and often offer low-priced installations of security systems. However, the Company believes that it will be able to successfully penetrate and compete in such markets using similar marketing and sales strategy that it uses in Australia and New Zealand modified to suit the nuances of such markets.

Trademarks and Intellectual Property

   The Company operates under the registered Company name "FAI Home Security" in Australia, New Zealand, North America, Europe and South Africa. The Company's License Agreement with FAI Insurances permits it to use the "FAI" name and logos on a royalty free, non-exclusive, non transferable basis. The License Agreement has a perpetual term and will terminate only upon breach by the Company.

   Upon acquiring Ness Security Products Pty Limited the Company obtained over ten trademarks relating to Ness Security Products Pty Limited's products. While the Company obtains trademarks as appropriate and considers certain of its trademarks valuable, it does not believe any one of them by itself is crucial to the successful conduct of its business. The Company relies on a combination of patent, trademark registrations, copyrights and confidentiality agreements to protect its intellectual property.

Government Regulation

   The Company's operations in Australia and New Zealand, as well as its other worldwide operations, are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, the Company is required to obtain licenses or permits prior to the commencement of operations, and the Company may also be required to comply with standards governing employee selection and training, and to meet certain standards in the conduct of its business. Many jurisdictions also require certain of the Company's employees to obtain licenses or permits.

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

   Our alarm monitoring business utilizes telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment, which may be used in telephone line transmission, are currently regulated by federal governments, state governments or both in Australia, New Zealand and the United States of America. The operation and utilization of radio frequencies are also regulated by federal governments, state governments or both. In addition, the laws of certain of the other foreign jurisdictions in which the Company operate regulate the telephone communications with the local authorities.

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

Employees

   At August 11, 1999, the Company employed 243 individuals, including 205 on a full-time basis, 2 on a part-time basis and 36 on an hourly basis. Currently, none of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company believes it has an excellent relationship with its employees.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of
1995

   This filing contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this filing, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the residential security alarm industry, the costs of product development, currency fluctuation as identified more fully below and other risks and uncertainties including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. Such factors include, but are not limited to, the risks identified above and the risks detailed under the caption "Risk Factors" below or otherwise described herein or detailed from time to time in the Company's other filings made with the Securities and Exchange Commission.

Risk Factors

   THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-K IN EVALUATING THE COMPANY AND ITS BUSINESS.

   Risk of International Expansion. Although the Company's sales historically have been generated in the Australian and New Zealand markets, the Company has initiated expansion programs in Europe, South Africa and North America. There can be no assurance that the Company will be able to market, sell and deliver its products and services successfully in these new markets. A key component of the Company's strategy is deployment of its Direct Sales Marketing Program in markets outside of Australia and New Zealand through its Distributor Network. Although the Company believes that the implementation of the Distributor Network in those markets limits the Company's costs related to expansion, the Company is still required to bear certain start-up costs when entering new markets, including costs related to obtaining regulatory approval of the SecurityGuard System and other pre-operational start-up costs. The expenses associated with establishing the Distributor Network in new markets during any period may substantially affect the Company's operating results during that period. Furthermore, there can be no assurance that the Direct Sales Marketing Program and the Distributor Network will be successful in other markets. In addition, for the Company to expand successfully into a new market, the Company must obtain a sufficient number and density of customers in that market to support the additional investment made by the Company, and establish a relationship with a local financing company that will finance the purchase of products by customers. There can be no assurance that the required customer numbers and density in any new market will be achieved or that a relationship with a local financing company in that market will be established. If the revenues generated by the Company in new and existing markets are not sufficient to offset the expense of establishing and maintaining the infrastructure to facilitate expansion of international operations, the Company's business, operating results and financial condition could be materially adversely affected. The Company is also subject to certain risks inherent in operating globally, including international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign manufacturing regulations. Furthermore, varying climatic conditions in countries in which the Company operates or intends to commence operations may affect the performance of the alarm system, thereby requiring modification of its design.

   Dependence on Consumer Financing. For the fiscal year ended June 30, 1999, approximately 70% of the sales of SecurityGuard Systems by participants of the Distributor Network to consumers were financed on an installment basis. The Company's distributors in Australia and New Zealand have the option of offering potential consumers financing from FFC or other financing organizations. In each of the other markets in which the Distributor Network operates, the Company has arranged for a local financing company to make financing available to purchasers in the market. The availability of consumer financing in new international markets and the continued availability of consumer finance in existing markets will be a significant factor in determining whether the Company will succeed in these markets. Any changes in interest rates or credit quality requirements of financing organizations may adversely affect sales of the Company's products and therefore have a material adverse effect on the Company. There can be no assurance that financing will be available on terms which are attractive to consumers and suitable for the Company's operations.

   Currency Fluctuations and Duty Rates. Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has declined in value relative to the U.S. dollar from .6810 on June 30, 1998 to a low of .5495 during the fiscal year ended June 30, 1999 and as of September 24, 1999 was valued at .6517 as compared to the U.S. dollar. The change in valuation has resulted in lower reported revenues than budgeted when translated into U.S. dollars for the fiscal year ended June 30, 1999. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

   Risk Associated With Acquisitions. The Company's success will depend, in part, on its ability to integrate its acquisition of FFC and the recent acquisition of Ness into the Company's core sales business. There can be no assurance that the Company will be able to successfully integrate such businesses into its operations without substantial costs, delays or other problems, that either FFC or Ness will have a positive effect on the Company's profitability in an amount sufficient to justify the investment therein or that the Company will be able to realize expected operating and economic efficiencies in the operation of either Ness or FFC following such acquisitions. In addition, integration of such acquisitions may require a substantial amount of time from key management personnel. If the Company does not manage these acquisitions effectively, its business, financial condition and results of operations could be materially adversely affected.

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

   Dependence On Key Management Executives. The success of the Company's business is largely dependent upon the active participation of Bradley D. Cooper and other executive officers. The loss or interruption of the continued services for any reason of one or more of the Company's key officers or the inability of the Company to hire or retain qualified executives may have a material adverse effect on the Company's business. Although Mr. Cooper's principal occupation is as the Company's Chief Executive Officer and Chairman, he has significant interests in other operating companies, and periodically gives speeches and writes articles on sales motivation techniques. The Company has "key-man" life insurance policies on Mr. Cooper, Terrence J. Youngman (President), David Appleby (Vice President of International Business Development) and Geoffrey D. Knowles (Vice President of Marketing) for $4.1 million, $1.4 million, $2.1 million and $2.1 million respectively.

   Recruitment of Independent Dealers and Agents. The Company is dependent on the continued recruitment of new Dealers and Independent Agents to serve as sales agents for the Distributor Network. The Distributor Network faces competition in the recruitment of sales agents from other organizations, some of which are not in the security alarm industry. The Company's ability to maintain or increase its sales growth in the future will depend in part upon the number and quality of Dealers and Independent Agents that the Distributor Network can recruit and the Company can train. There can be no assurance that a sufficient number of Dealers and Independent Agents will be recruited or retained by the Distributor Network.

   Competition. The security alarm industry in each market where the Company operates is highly competitive and there can be no assurance that the Company will be able to compete successfully in the future. Although the Company has achieved rapid growth in the sale of the SecurityGuard System in Australia and New Zealand, there is no assurance that the Company will have continued success in these countries. Although the Company believes that the Distributor Network provides it with a competitive advantage over other security alarm companies in Australia and New Zealand, the loss of any such competitive position could have a material adverse effect on the Company. In marketing the SecurityGuard System outside Australia and New Zealand, the Company competes with larger national and international companies who may be better capitalized and who conduct media advertising, which the Company does not currently utilize. In the United States, the Company faces competition from alarm installation and monitoring companies which are better capitalized than the Company and which offer low-priced installations of security systems. Competitive pressure may require the Company to reduce its prices to achieve in other countries the growth rate it has experienced in Australia and New Zealand. Furthermore, new competitors are continuing to enter the industry and the Company may encounter additional competition from such future industry entrants.

   Quarterly Variations In Operating Results. The Company has historically experienced fluctuations in its quarterly operating results and expects to experience fluctuations of its quarterly operating results in the future. These fluctuations have been caused by many factors, including, among others, the opening and closing of distributor offices, the volume and timing of customer generation, competitive pricing pressures, local and national crime rates in the markets in which the Distributor Network operates, general economic conditions, foreign currency fluctuations and seasonality. The Company's sales can be hampered by unfavorable weather conditions, holidays and reduced hours of daylight. The Company's budgeted expenses are based, to some extent, on its expectations of future sales and customer growth. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall due to levels of new sales that are lower than anticipated. Given the possibility of quarterly fluctuations, the Company believes that comparisons of the results of its operation for preceding quarters are not necessarily meaningful and that the results for any one quarter should not be relied upon as an indication of future performance. In the event that the Company's revenues or operating results for any quarter are lower than expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's Common Stock.

   Geographic Concentration. Sales in Australia and New Zealand for the fiscal years ended June 30, 1997, June 30, 1998 and June 30, 1999 accounted for approximately 94%, 87% and 86%, respectively, of the Company's total unit sales. The Company expects that sales in Australia and New Zealand will continue to account for a significant portion of the Company's net sales in the future. The performance of the Company may be adversely affected by any change in regional economic conditions in Australia and New Zealand or other factors affecting these markets.

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

   Adverse Publicity. Direct sales companies are occasionally the subject of print articles and broadcast programs which present a negative view of such companies and that emphasize their use of high pressure sales practices. Although the Company maintains an active training and compliance program to deter abusive sales practices by the participants in the Distributor Network, the Company and the Distributor Network occasionally have received adverse publicity. The Company has been the subject of isolated news articles accusing its sales agents of high pressure sales practices including focusing on customers' fears by using photographs of burglarized homes to encourage purchases of the SecurityGuard System, and for charging above market financing rates to consumers who cannot afford the product. Publicity of this nature could have a material adverse affect on the Company's sales and earnings. See
Item 3. Legal Proceedings.

   Limitations on Enforceability of Judgments. A substantial portion of the assets of the Company are, and for the foreseeable future will be, located outside the United States. In addition, all or a substantial portion of the assets of directors, executive officers and experts residing outside the United States are or may be located outside of the United States, primarily in Australia. As a result, it may not be possible to effect service of process in the United States on such directors and executive officers, such experts or on the Company's subsidiaries or to enforce, collect or realize upon, judgments against such persons obtained in United States courts which are predicated upon civil liability under United States securities laws. The Company has been advised by its special Australian counsel, Dibbs, Crowther & Osborne, that there are doubts as to the enforceability of civil liabilities imposed by United States courts and as to the ability of stockholders to pursue in Australian courts claims based on the contents of this Prospectus or otherwise predicated on United States federal securities laws against the Company or its directors, executive officers and experts.

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

   Potential Adverse Effect of Warrants, and other Dilutive Transactions. The Company issued warrants to purchase an aggregate of 240,000 shares of Common Stock to the representatives of the underwriters of its initial public offering at an exercise price of $16.50 per share (the "IPO Warrants"). As part of the Ness Transaction, the Company and has issued warrants to purchase an aggregate of 360,000 shares at an exercise price of $13.00 per share and has agreed to issue on October 1, 1999, additional warrants to purchase an aggregate of 200,000 shares at an exercise price of $13.00 per share and on January 1, 2000, additional warrants to purchase an aggregate of 200,000 shares at an exercise price of $13.00 per share, in the event any portion of the Ness Note remains outstanding on such dates (collectively, the "Ness Warrants"). Additionally, the Company has reserved 1,150,000 shares of Common Stock for issuance under its employee 1997 Stock Option Plan of which 710,000 shares are subject to outstanding options which are exercisable at a price of $10.00 per share. The Company has reserved 50,000 shares of Common Stock for issuance under its 1997 Non-Employee Director Stock Option Plan of which options to purchase 20,000 shares have been granted at an exercise price of $10.00 per share and options to purchase 7,500 shares have been granted at $10.6875 per share. The holders thereof will have the opportunity to profit from a rise in the market price of the Common Stock without assuming the risk of ownership, with a resulting dilution in the interest of the other security holders. As long as the IPO Warrants, Ness Warrants and other Company options remain unexercised, the Company's ability to obtain additional capital might be adversely affected. Moreover, the holders of the IPO Warrants, the Ness Warrants and other Company options may exercise such warrants or options at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of its securities on terms more favorable than those under which the existing warrants or options are exercisable. Further, the Company may choose to exercise the FFC Option and acquire the remaining 50% interest in FFC. If the consideration for such a transaction consists of Common Stock or other securities, stockholders of the Company could suffer dilution of their interests in the Company.

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

ITEM 2. PROPERTIES

   The Company's executive office, administrative, customer care and extended warranty divisions are located at 77 Pacific Highway, North Sydney, Australia. The offices, which are leased from a subsidiary of FAI

Insurances, constitute approximately 824 square meters and are leased at a rental rate of AUD $380 ($250) per square meter, per annum. The Company has entered into a five-year lease expiring in 2002 for the executive offices, with an option to extend the lease arrangement for an additional five years with respect to certain portions of the space. The remainder of the space is leased on a month by month basis. The Company has also entered into a three-year lease expiring in 2001 for its twenty-four hour on-line monitoring division at level 2, 80 Chandos Street, Leonards, Australia. The division will occupy 280 square meters at a cost of AUD $220 ($144) per square meter per annum and the Company has acquired an option on 140 square meters at the same location.

   Ness's administration, manufacturing and warehousing operations are located at 167 Prospect Highway, Seven Hills, Sydney, Australia. Ness leases, at a cost of AUD $102 ($67) per square meter per annum, a total of 2,674 square meters at Seven Hills, consisting of 440 square meters of office space and 2,234 square meters of warehouse space. This lease expires in 2003. Additionally, Ness has three distribution outlets located in (i) Blackburn, Victoria, (ii) Mansfield, Queensland, and (iii) West Perth, Western Australia. The total leased space for these distribution outlets is 1,010 square meters at an average rate of AUD $74 ($49) per square meter per annum under leases with expiration dates varying from 2001 to monthly tenancy.

   The Company has entered into a three-and-a-half-year lease expiring in 2003 of space in a building adjoining Ness's offices at Seven Hills. The leased space, totaling 3,117 square meters, consists of 467 square meters of office space and 2,648 square meters of warehouse space. The Company intends to move its administrative, customer care, extended warranty and twenty-four hour on-line monitoring divisions to this location due to the AUD $103 ($68) per square meter per annum rental rate. Ness will use this additional warehouse space for its expanding manufacturing operations. Upon relocating to Seven Hills the Company will either sub-lease or cancel the 80 Chandos Street lease.

   The Company also leases an office in England at 2nd Floor Lodge House, Kay Street, Burnley, Lancashire. The lease expires on September 24, 2004 and provides for an annual rent of (Pounds)11,960 ($18,909). The office constitutes approximately 130 square meters and is leased at a rate of (Pounds)92 ($145) per square meter per annum. The Company also leases a warehouse facility in Manchester, England.

   The Company believes that its existing office, warehouse and manufacturing space is adequate to meet its future needs.

ITEM 3. LEGAL PROCEEDINGS

   A class action lawsuit has been filed against the Company in the Victorian registry of the Federal Court of Australia alleging violations of the Australian Trade Practice Act by authorized Distributors of the Company. The class action alleges that misrepresentations were made by salespersons when selling SecurityGuard alarm systems from July 9, 1993 to present to customers who used FFC to finance their purchases. This litigation is in its very preliminary stages and no discovery has been taken, and therefore, the Company cannot quantify its ultimate liability, if any, for the payment of damages in this lawsuit. Notwithstanding the foregoing, the Company believes that the allegations in the lawsuit do not provide a basis for the recovery of damages because the Company believes that the materials provided by the Company to its Distributors and its sales force did not violate the Australian Trade Practice Act. The Company intends to aggressively defend this lawsuit.

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

   The following table sets forth the high and low closing sale prices of the Common Stock as reported by the American Stock Exchange for the periods indicated since the Company's initial public offering.

      Fiscal June 1998                                           High     Low
      ----------------                                          ------- -------
      First Quarter (July 15-September 30, 1997)............... $14.875 $10.000
      Second Quarter (October 1-December 31, 1997).............  13.250   9.000
      Third Quarter (January 1-March 31, 1998).................  11.375   9.062
      Fourth Quarter (April 1-June 30, 1998)...................  13.875  10.000

      Fiscal June 1999                                           High     Low
      ----------------                                          ------- -------
      First Quarter (July 1-September 30, 1998)................ $13.000 $ 8.375
      Second Quarter (October 1-December 31, 1998).............  11.250   7.500
      Third Quarter (January 1-March 31, 1999).................  11.500   8.625
      Fourth Quarter (April 1-June 30, 1999)...................   9.000   5.375

   On September 24, 1999, the last reported sale price of the Common Stock as reported by the American Stock Exchange was $3.1875. Based on information obtained from the Company's transfer agent, there are seven holders of record of the Common Stock and the Company believes that the number of beneficial owners of its Common Stock is in excess of 250.

Recent Sale of Unregistered Securities

   On April 9, 1999, as part of the Ness Acquisition, the Company sold 277,778 shares of the Company's common stock to Mr. Nazareno Circosta, The Fourf Superannuation Trust, Mr. Terrence Gail, John Circosta, Mary Cartisano, The Eagle Superannuation Trust, and Naztech Corporation Pty Limited, each an accredited investor, in exchange for a $2,599,352 ninety-day promissory note secured by such shares (paid in full by June 30, 1999). The sale of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

   On September 30, 1998, as part of the Ness Transaction, the Company issued warrants to acquire 360,000 shares of the Company's common stock at an exercise price of $13.00 per share to Integral's affiliate, International Home Security Investments Limited. These warrants are fully exercisable and will expire on October 1, 2003 as part of the consideration paid by the Company for Integral's interest in IIHSL, the holder, at that time, of a 75.04% interest in Ness. The sale of such warrants was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Dividend Policy

   During the two most recent fiscal years the Company has paid no dividends on the Common Stock and does not anticipate doing so for the foreseeable future. Dividends will only be paid at such time as the cash flow of the Company is sufficient to justify such payments. The Company anticipates that all earnings, if any, for the foreseeable future will be retained to finance the growth and development of the business.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial information set forth below has been derived from the financial data of the Company, its subsidiaries and its predecessor entities, including FAI Home Security Pty Limited, FAI Home Security (ENZED) Limited, FAI Home Security (NZ) Trust and FAI Home Security (NZ) Limited. The selected statement of operations and balance sheet data of the Company as of and for the years ended June 30, 1995, 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company. See "Consolidated Financial Statements of Home Security International--Note 1". The selected financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this filing.

                                           Years Ended June 30,
                               ------------------------------------------------
                                 1995      1996      1997      1998      1999
                               --------  --------  --------  --------  --------
                               (in thousands, except per share, unit sales,
                                           and monitored lines)
Statement of Operations Data:
  Net sales..................  $ 21,437  $ 26,701  $ 33,465  $ 44,119  $ 45,993
  Cost of goods sold.........   (14,219)  (17,585)  (24,274)  (26,295)  (23,274)
                               --------  --------  --------  --------  --------
  Gross profit...............     7,218     9,116     9,191    17,824    22,719
  General and administrative
   expenses..................    (5,031)   (6,368)   (5,619)  (10,088)  (12,673)
  Amortization and
   depreciation..............       (60)     (238)     (434)     (722)   (1,832)
  Research and development...       --        --        --        --       (395)
                               --------  --------  --------  --------  --------
  Income from operations.....     2,127     2,510     3,138     7,014     7,819
  Interest income (expense),
   net.......................        65       203       784       226      (506)
                               --------  --------  --------  --------  --------
  Income before taxes, equity
   in income of affiliated
   companies and minority
   interest..................     2,192     2,713     3,922     7,240     7,313
  Income tax expense.........      (722)   (1,054)   (1,630)   (2,111)   (3,541)
                               --------  --------  --------  --------  --------
  Income before equity in
   income of affiliated
   companies and minority
   interest..................     1,470     1,659     2,292     5,129     3,772
  Equity in income of
   affiliated companies......       --        --        --        252       311
  Minority interest..........       --        --        --        --       (335)
                               --------  --------  --------  --------  --------
  Net income.................  $  1,470  $  1,659  $  2,292  $  5,381  $  3,748
                               ========  ========  ========  ========  ========
  Diluted net income per
   share of Common Stock.....                      $   0.51  $   1.04  $   0.68
  Diluted weighted average
   shares of Common Stock
   Outstanding...............                         4,500     5,182     5,517
  Unit Sales and Monitored
   Lines Data(1)
  Unit Sales.................    25,280    31,669    38,071    57,589    54,801
  Cumulative unit sales......    54,462    86,131   124,202   181,791   236,592
  Monitored lines............       --        --        --        --      2,204
                                           Years Ended June 30,
                               ------------------------------------------------
                                 1995      1996      1997      1998      1999
                               --------  --------  --------  --------  --------
                                              (in thousands)
Balance Sheet Data:
  Cash and cash equivalents..  $  1,230  $    370  $    --   $  7,006  $  2,976
  Working capital (deficit)..     1,684     3,451    (1,754)    3,121    (2,983)
  Total assets...............     7,671    13,384    15,957    30,485    51,477
  Total debt, including
   current portion...........       --        --        --      4,737    13,155
  Shareholders' equity.......     3,912     9,894     9,790    18,099    29,074

--------
(1) Unit sales represents the sales of the SecurityGuard System during the applicable period and cumulative unit sales represents the aggregate sales of the Security Guard System since the Company began operations in 1988.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company is a direct sales company which, through the Distributor Network, sells, installs and services a residential security alarm system marketed under the trade name SecurityGuard, principally in Australia and New Zealand, with expanding international operations in Europe, South Africa and North America. During the fiscal year ended June 30, 1999 the Company introduced the upgrade monitoring program, converting its existing database to monitoring. The SecurityGuard alarm and other major components are manufactured exclusively by Ness Security Products Pty Limited, a recently acquired subsidiary.

   The Company's revenues from SecurityGuard System sales are recorded upon shipment by the Company to Area Distributors and Distributors and are net of any discounts. Revenues related to monitoring contracts are collected and recognized monthly over the life of the monitoring contracts. Revenues related to extended warranties are recognized over the life of the warranty agreement with the customer, although payment is received in full at the beginning of the agreement. In the face of increased competition in the industry, there can be no assurance that the Company will not face increased pricing pressure, which in turn could lead to changes in the selling price of the SecurityGuard System or services furnished by the Company. The impact of any such price changes on the Company's revenue or operating results cannot be accurately determined.

   On July 17, 1998, the Company entered into a the Stock Purchase Agreement with Integral Investments Limited, which was amended as of October 1, 1998, whereby the Company agreed to purchase all of the issued and outstanding common stock of IIHSL. Pursuant to the Stock Purchase Agreement, the Company paid aggregate consideration consisting of: (i) 400,000 shares of common stock; (ii) a five year convertible warrant to purchase 360,000 of Common Stock at an exercise of $13.00; (iii) cash in the amount of $2,426,000 ($126,000 paid concurrent with the execution of the Purchase Agreement and $2,300,000 paid upon closing of the Transaction); and (iv) the Ness Note, consisting of a promissory note, secured by all of the issued and outstanding shares of IIHSL, in the amount of $9,098,000 payable in installments of $400,000 on each of June 30, 1999 (paid on July 7, 1999) and December 31, 1999, respectively, with the balance of the note due on June 30, 2000. Integral has assigned its rights to receive the Company's securities under the Stock Purchase Agreement and the Ness note to its affiliate IHSIL. If any portion of the principal amount of the Ness Note is still outstanding on October 1, 1999, the Company shall issue an additional five year warrant to purchase 200,000 shares of the Company's Common Stock at an exercise price of $13.00 per share to IHSIL. Additionally, if any portion of the principal amount of the Ness Note is still outstanding on January 1, 2000, the Company shall issue an additional five year warrant to purchase 200,000 shares of the Company's Common Stock at an exercise price of $13.00 per share to IHSIL.

   On April 9, 1999, the Company effectively purchased the remaining 24.96% of the issued and outstanding common stock of Ness not held by the Company through a series of transactions in which: (i) Nazareno Circosta the principal management officer of Ness ("Circosta"), agreed to enter into a Non-Competition Agreement with the Company in exchange for a cash payment of $656,700; (ii) Circosta agreed to purchase 277,778 shares of HSI Common Stock for $2,599,352; and (iii) Ness agreed to redeem the common stock of Ness held by Circosta Pty Limited, a unit trust beneficially owned by Circosta as well as certain employees, for $2,140,179. In addition, Ness agreed to pay $3,066,776 to Circosta in exchange for the termination of his existing employment contract and the execution of a new employment contract.

   On December 31, 1997, the Company acquired a 50% equity interest in FFC. The purchase price of $7,059,525 for the FFC Shares was paid by the Company through delivery of the FFC Note which provides for periodic principal payments over a five year period, and bears interest at a per annum rate of 7.75% payable monthly in arrears. FFC is a consumer and business finance company operating in Australia and New Zealand. FFC specializes in the provision of consumer credit, primarily to purchasers of the SecurityGuard System through sales finance arrangements with the Company and participants in the Distributor Network, and also through personal loan and insurance products which are not currently part of the Company's business. For the year ended June 30, 1999 approximately 74% of the principal amount of loans made by FFC were derived from consumer loans to finance purchases of the SecurityGuard System by end users in Australia and New Zealand. FFC is also experiencing growth in its business from sources other than the Company, particularly in the personal loan market.

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

                                                           Year Ended June
                                                                 30,
                                                          -------------------
                                                          1997   1998   1999
                                                          -----  -----  -----
                                                             (Unaudited)
Net sales................................................ 100.0% 100.0% 100.0 %
Cost of goods sold.......................................  72.5%  59.6%  50.6 %
                                                          -----  -----  -----
Gross profit.............................................  27.5%  40.4%  49.4 %
General and administrative expenses......................  16.8%  22.9%  27.6 %
Amortization and depreciation............................   1.3%   1.6%   4.0 %
Research and development.................................   --     --     0.9 %
                                                          -----  -----  -----
Income from operations...................................   9.4%  15.9%  17.0 %
Interest income (expense), net...........................   2.3%   0.5%  (1.1)%
                                                          -----  -----  -----
Income before taxes, equity in income of affiliated
 companies and minority interest.........................  11.7%  16.4%  15.9 %
Income tax expense.......................................   4.9%   4.8%   7.7 %
                                                          -----  -----  -----
Income before equity in income of affiliated companies
 and minority interest...................................   6.8%  11.6%   8.2 %
Equity in income of affiliated companies.................   --     0.6%   0.7 %
Minority interest........................................   --     --     0.7 %
                                                          -----  -----  -----
Net income...............................................   6.8%  12.2%   8.1 %

 Comparison of fiscal years ended June 30, 1999 and June 30, 1998.

   Net Sales: Net sales increased by $1.9 million or 4% from $44.1 million for the fiscal year ended June 30, 1998 to $46.0 million for the fiscal year ended June 30, 1999. Included in net sales for the fiscal year ended June 30, 1999 was $6.3 million in net sales from IIHSL relating to Direct Retail Sales of manufactured goods to third party customers other than the Company ("Direct Retail Sales") for the nine months since the acquisition of IIHSL (October 1, 1999 through June 30, 1999) and other sales which include extended warranties and rebates. Because the Company acquired IIHSL in October 1998 there were no Direct Retail Sales for the year ended June 30, 1998. Distributor sales decreased by $4.9 million or 13% from $42.9 million for the fiscal year ended June 30, 1998 to $38.0 million for the fiscal year ended June 30, 1999. The reduction of Distributor sales was primarily a result of a 38% decline in unit sales in New Zealand and a 52% decline in unit sales in South Africa.

   Units sold in the Australian market increased 2% from 40,498 units for the fiscal year ended June 30, 1998 to 41,194 units for the fiscal year ended June 30, 1999. Units sold in New Zealand decreased 38% from 9,583 units for the fiscal year ended June 30, 1998 to 5,977 units for the fiscal year ended June 30, 1999. The decline in number of units sold in New Zealand is attributable to a reduction in the number of Distributor offices currently selling in the New Zealand market. The number of units sold in the South African market decreased 52% during the fiscal year ended June 30, 1999 to 1,087 as compared to 2,252 for the fiscal year ended June 30, 1998. The decline in units sold in South Africa was attributable to test selling in major city areas in an attempt to capture a share of the larger market. Selling in the city areas proved unsuccessful and the focus in the South African operation has been returned to rural areas.

   Unit sales in Europe and the United Kingdom increased 29% from 4,581 units for the fiscal year ended June 30, 1998 to 5,893 for the fiscal year ended June 30, 1999. The Company has begun allocating resources no longer required in Europe into the United States market to establish a foundation from which to grow the U.S. distribution network.

   The Company's online monitoring program is being rolled out in Australia and New Zealand. The Company currently has in excess of 2,200 monitored lines, the majority of these being installed during the six months ended June 30, 1999. The Company intends to expand its on-line monitoring program, including both upgrade and point of sale, in the Australian and New Zealand operations in the fourth quarter of Fiscal 1999. All setup and development expenses relating to the on-line monitoring program have been expensed as incurred.

   Cost of Goods Sold--other: Cost of goods sold decreased 11% from $26.3 million for the fiscal year ended June 30, 1998 to $23.3 million for the fiscal year ended June 30, 1999. As a percentage of net sales, cost of goods sold decreased 9% from 60% for the fiscal year ended June 30, 1998 to 51% for the fiscal year ended June 30, 1999. 2% of the reduction in cost of goods is attributable to the decline in sales, while the remaining 7% was directly attributable to the acquisition of IIHSL. The acquisition of IIHSL enabled the Company (on a consolidated basis) to capture the IIHSL gross margin reflected in the reduction of the Company's cost of goods sold. As a result, the Company's gross margin as a percentage of sales increased 9% from 40% for the fiscal year ended June 30, 1998 to 49% for the fiscal year ended June 30, 1999.

   General and Administrative Expenses: General and administrative expenses were $12.7 million for the fiscal year ended June 30, 1999, compared to $10.1 million for the fiscal year ended June 30, 1998. Total general and administrative expenses, as a percentage of net sales, increased 5% to 28% for the fiscal year ended June 30, 1999 compared to 23% for the fiscal year ended June 30, 1998. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to the inclusion of expenses relating to IIHSL of $2.8 million. The Company also incurred additional expenses during the fiscal year ended June 30, 1999 relating to the establishment of the on-line monitoring and start-up expenses for the establishment of the United States market.

   Amortization and depreciation: Amortization and depreciation increased 157% from $0.7 million for the fiscal year ended June 30, 1998 to $1.8 million for the fiscal year ended June 30, 1999. Amortization of goodwill increased 100% from $0.5 million for the fiscal year ended June 30, 1998 to $1.0 million for the fiscal year ended June 30, 1999. The increase was directly attributable to the inclusion, (for the nine months October 1, 1999--June 30, 1999), of amortization relating to the goodwill recorded upon the acquisition of IIHSL. The increase in depreciation and amortization of capital and leased assets of $0.6 million from $0.2 million for the fiscal year ended June 30, 1998 to $0.8 million for the fiscal year ended June 30, 1999 was attributable to the introduction of $2.4 million dollars of capital equipment from the IIHSL acquisition.

   Research and Development: Research and Development expenses for the fiscal year ended June 30, 1999 represents costs incurred by IIHSL since its acquisition on October 1, 1998, in relation to product approvals and the design and development of new products.

   Income From Operations: Income from operations increased 13% from $7.0 million for the fiscal year ended June 30, 1998 to $7.9 million for the fiscal year ended June 30, 1999. The increase in income from operations reflects the benefits from the acquisition of IIHSL which include (a) increased revenues from IIHSL

Direct Retail Sales, (b) the capture of IIHSL's margin, for sales made to the Company, reflected as a reduction in the Company's cost of goods.

   Interest Income: Interest income remained stable at $0.4 million for the fiscal year ended June 30, 1999 and 1998, respectively.

   Interest Expense--related party: Interest expense--related party is derived from the vendor financed loan initiated as part of the FFC Transaction on December 31, 1997. For the fiscal year ended June 30, 1999 interest expense-- related party was $0.4 million compared to $0.2 million for the fiscal year ended June 30, 1998. The $0.2 million increase occurs because interest expense--related party for the fiscal year ended June 30, 1998 includes only six months of interest paid by the Company to FAI Insurances Limited (December 31, 1997--June 30, 1998) while interest expense--related party for the fiscal year ended June 30, 1999 includes twelve months of interest (July 1, 1998-- June 30, 1999).

   Interest Expense--other: Interest expense--other for the fiscal year ended June 30, 1999 was $0.6 million. The interest charge for the fiscal year ended June 30, 1999 consisted of a non-cash imputed interest charge $0.6 million recorded in order to comply with the United States Generally Accepted Accounting Principles ("U.S. GAAP") purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a premium to be recorded for debt securities issued with an interest rate fixed materially above or below the effective rate or current yield of an otherwise comparable security. The interest charge is only reflected in the June 30, 1999 year end since IIHSL was acquired in October 1998.

   Income Tax Expense: The effective rate of tax increased from 29% for the fiscal year ended June 30, 1998 to 48% for fiscal year ended June 30, 1999. This increase is primarily attributable to the following factors: (i) the purchase by the Company, on June 30, 1998, of a 49% interest in a partnership that has entered into an agreement with Prime Life Corporation to acquire a retirement village in Melbourne, Australia. The investment in the partnership provided the Company with a permanent difference for tax purposes of $1.7 million (approximately $0.6 million after tax) for the fiscal year ended June 30, 1998, which was subsequently reversed for the fiscal year ended June 30, 1999 as a result of a change in the tax laws; (ii) non-deductible amortization of goodwill generated from the acquisition of IIHSL during the fiscal year ended June 30, 1999 of $0.5 million ($0.2 million tax effect); and (iii) a prior year tax adjustment of $0.1 million recorded in fiscal 1999.

   Equity in Income of Affiliated Companies: Equity in income of affiliates for the fiscal year ended June 30, 1999 was $310,000. This was calculated by taking the Company's 50% share of FFC's net income of $608,000 for the fiscal year ended June 30, 1999 and deducting amortization of goodwill for the same period of $298,000. There was only six months of equity in income of affiliates for the fiscal year ended June 30, 1998, being $252,000, as the FFC Transaction took place on December 31, 1997.

   Minority Interest: Minority interest represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the period from October 1, 1998 to April 9, 1999.

   Net Income: Net income decreased 31% from $5.4 million for the fiscal year ended June 30, 1998 to $3.7 million for the fiscal year ended June 30, 1999.

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

Liquidity and Capital Resources

   The principal source of the Company's liquidity historically has been cashflow from operations. The Company currently has a $0.6 million credit facility with Westpac Banking Corporation. The Company is currently negotiating an increase in its credit facility to up to $1.8 million. Furthermore, the Company is investigating a securitization program for its on-line monitoring program.

   Effective October 1, 1998, the Company executed the Stock Purchase Agreement with Integral Investments Limited ("Integral"), a entity controlled by Paul Brown, through which the Company acquired the IIHSL Shares. Pursuant to the Stock Purchase Agreement, the Company paid aggregate consideration consisting of: (i) 400,000 shares Common Stock; (ii) five year convertible warrants to purchase 360,000 shares of Common Stock at an exercise price of $13.00 per share; (iii) cash in the amount of $2,426,000; (iv) a promissory note, secured by the IIHSL Shares, in the amount of $9,098,000, payable in installments of $400,000 on each of June 30,1999 (paid on July 7, 1999) and December 31, 1999, with the balance of the note due on June 30, 2000 (the "Ness Note"); and, (v) a non-refundable re-negotiation fee of $200,000. If any portion of the principal amount of the Note is still outstanding on October 1, 1999, the Company shall issue an additional five year warrant to purchase 200,000 shares of Common Stock at an exercise price of $13.00 per share. Likewise, if any portion of the principal amount of the Note is still outstanding on January 1, 2000, the Company shall issue an additional five year warrant to purchase 200,000 shares of HSI common stock at an exercise price of $13.00 per share.

   The Company has entered into negotiations with Paul Brown, to restructure the Ness Note. The Company is exploring the possibility of restructuring the Ness Note with a mixture of new debt and equity.

   On April 9, 1999, the Company effectively purchased the remaining 24.96 percent of the issued and outstanding common stock of Ness through a series of transactions in which: (i) Nazareno Circosta the principal management officer of Ness ("Circosta") agreed to enter into a Non-Competition Agreement with the Company in exchange for a cash payment of $656,700; (ii) Circosta agreed to purchase 277,778 shares of HSI Common Stock for $2,599,352; (iii) Ness agreed to redeem 260,000 shares of Ness ("Ness Shares") from Circosta Pty

Limited, a unit trust beneficially owned by Circosta as well as certain relevant employees, for $2,140,179 (collectively, the "Redemption
Transaction"). In addition, Ness agreed to pay $3,066,776 to Circosta in exchange for Circosta terminating his existing employment contract and entering into a new employment contract with Ness.

   Cashflow from operations declined $1.6 million from $6.0 million for the fiscal year ended June 30, 1998 to $4.3 million for the fiscal year ended June 30, 1999.

   In April, 1998 the Company entered into an agreement with AMA Finance Corporation Pty Limited ("AMA") whereby AMA agreed to provide second line consumer finance for the sale of the Company's SecurityGuard to customers failing to meet the lending criteria of FFC. Although the Company's Distributors receive no income from AMA financed sales ("AMA sales"), each AMA sale is registered as a unit sale for commission and bonus calculations. Upon completion of an AMA sale the Company records a receivable of A$700 ($460) due from AMA which is repayable in twelve equal installments commencing eight months from installation (the "Repayment Cycle"). The total receivable due from AMA (the "AMA Receivable") increased from $56,000 as at June 30, 1998 to $1.1 million as at June 30, 1999. The AMA Receivable balance of $1.1 million as at June 30, 1999 is not expected to increase materially in the next fiscal year as the Repayment Cycle has reached maturity and AMA sales are expected to remain constant. The AMA Receivable is secured by a fixed and floating charge over AMA's finance receivables generated from the Company's AMA sales. Use of cash related to accounts receivable during the fiscal year ended June 30, 1999 of $1.1 million was wholly attributable to the increase in the AMA Receivable.

   Use of cash related to the $1.6 million in deferred income tax during fiscal year ended June 30, 1999 was a result of the following; (i) deferred tax assets of $0.6 million were booked during the fiscal year ended June 30, 1999 predominately relating to future income tax benefits derived from the parent; (ii) provisional income tax installments paid during the year relating to the fiscal year ended June 30, 1998; and (iii) $1.1 million in timing difference attributable to the Ness transaction resulting in overpayment of provisional income tax by Ness Security Products Pty Limited during the year ended June 30, 1999. Ness Security Products Pty Limited expects to recoup the overpayment upon remittance of its next provisional tax payment.

   Net cash used in investing activities increased from a deficit of $1.8 million during the fiscal year ended June 30, 1998 to a deficit of $11.3 million during the fiscal year ended June 30, 1999. The deficit in net cash used in investing activities was primarily due to the $9.1 million associated with the acquisition of Ness made up of (i) cash payments of $126,000, $2,300,000 and $200,000 paid in relation to the IIHSL acquisition; (ii) cash payments of $2,140,179, and $3,066,776 in relation to the final 24.96% acquisition of Ness; and (iii) $1,282,427 paid in acquisition cost for both
(i) and (ii) above. During the year ended June 30, 1999 the Company purchased capital assets of $1.4 million, including manufacturing equipment for Ness of $1.0 million.

   Net cash generated from financing activities decreased from a surplus of $3.5 million during the fiscal year ended June 30, 1998 to a surplus of $2.7 million for the fiscal year ended June 30, 1999. The surplus of $2.7 million for the fiscal year ended June 30, 1999 consisted of (i) capital subscribed of $2.6 million from the purchase of 277,778 shares of HSI Common Stock by Circosta as part of the Ness Transaction; (ii) $0.6 million from the leaseback of manufacturing equipment by Ness including a surface mount technology line for $450,000 and a flying probe tester for $150,000; and (iii) 0.5 million in repayments of borrowing by Ness to Westpac Banking Corporation ("Wesptac"). As of June 30, 1999, Ness had fully repaid it's borrowing from Westpac.

   Assuming a restructuring of the Ness Note on terms favorable to the Company, the Company believes that internally generated cashflows will be adequate to support currently planned business operations over the next twelve months. The Company's strategy for growth is based on the expansion of its Distributor Network into existing and new markets, with the costs of such expansion largely borne by the distributor and the introduction of point of sale on-line monitoring. It is expected that excess cashflows generated by the Company will be used to fund its upgrade on-line monitoring program and international expansion. The Company may be required to obtain additional capital to fund growth from other financing sources if the cashflow generated by the Australian and New Zealand and European operations is insufficient to meet the cash requirements of developing the international operations. Potential sources of such capital may include proceeds from bank financing or additional offerings of the equity or debt securities of the Company. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources. The lack of such capital could have a material adverse effect on the Company's operations.

Year 2000 disclosure

   The Company has been completed a Year 2000 compliance evaluation of its information technology infrastructure. The Company has identifies three areas of exposure, each which can be further subdivided into two areas of implicit risk classification.

     (i) Software--"Mission Critical" & "Non-Mission Critical"

     (ii) Hardware--"Mission Critical" & "Non-Mission Critical"

     (iii) Remaining Infrastructure--"Mission Critical" & "Non-Mission
  Critical"

   Mission critical software includes the Company's accounting package, customer database, and operating systems, including Windows 95 and Windows NT. The services of an external information technology firm were utilized to conduct this review and provide an analysis of the Company's potential risks. The results of this review indicate that 100% of the mission critical software have been identified as being fully year 2000 compliant currently or following the loading of software patches. The structured rollout of the required software patches is presently underway, and will be finalized by the end of September 1999. The Company would need to invest approximately $40,000 to make its current customer database year 2000 compliant. In order to benefit from advances in technology rather than making its current customer database compliant the Company is purchasing a replacement customer database to be installed and fully operational prior to December 31, 1999 at an estimated cost of $145,000. The Company has currently spent $15,000 on achieving year 2000 compliance and estimates that, excluding the purchase of the new customer database, the total remaining cost to achieve year 2000 compliance will be approximately $35,000. In addition, 100% of the Company's non-mission critical software has been found to be year 2000 compliant following, in certain cases, the loading of software patches.

   Mission critical hardware encompasses the data communication infrastructure and all server end hardware. The services of an external information technology firm were utilized to conduct a review of these systems and provide an analysis of the Company's potential risks. Such review has been completed and the findings were conclusive. 100% of the mission critical hardware has been tested and determined to be year 2000 compliant. Furthermore, only one non-mission critical hardware product, a modem, has been found to be non-compliant. It has been replaced.

   The remaining infrastructure has been reviewed, and the rectification of any exposures will be achieved by the end of October 1999. The Company has also adopted a policy requiring written confirmation of Year 2000 compliance from any prospective vendor. Furthermore, the Company has ensured all subsidiaries, including each of FFC and Ness, implement the above strategies to address Year 2000 issues. FFC is currently involved in a joint project with FAI General Insurance Company Limited ("FAI General"), a subsidiary of FAI Insurances Limited, to identify, categorize and if necessary, update, all software and hardware components to address Year 2000 issues.

   FFC has obtained confirmation from the vendor of its financial database package that such software is Year 2000 compliant. Ness has confirmed that by year end there will be no Year 2000 exposures. Ness has addressed Year 2000 issues in all of its products, including the SecurityGuard System. Ness has also received confirmation that its mission critical network, hardware and software are Year 2000 compliant.

   The Company does not expect that the cost, if any, to modify its infrastructures, in order to achieve Year 2000 compliance, will have a material impact on its financial condition or results of operations. This statement is a Year 2000 Readiness Disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's operating subsidiaries are located outside the United States, with operations conducted in their respective local currencies. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. A hypothetical 10% change in foreign exchange rates would have impacted reported earnings by approximately $0.8 million for the fiscal year ended June 30, 1999.

   In addition, fluctuations in currency exchange rates could adversely affect the Company's cash reserve balances. The Company's subsidiaries hold cash and cash equivalents in local currency in order to provide liquidity for day-to-day operations. A hypothetical 10% change in foreign exchange rates would have impacted the Company's cash reserves balances by approximately $0.2 million at June 30, 1999.

   The Company is also exposed to foreign currency risk as a result of the FFC Note. The FFC Note bears interest at a rate of 7.75% per annum payable monthly in arrears, is denominated in Australian dollars, is payable in installments and matures December 31, 2002. At June 30, 1999, AUD $7,250,000 was outstanding under the FFC Note. The present value of the future cash outlays (assuming a 5% discount factor) was equivalent to AUD $7,575,000 million at June 30, 1999. A hypothetical 10% fluctuation in the AUD would have impacted the future cash outlays committed under the FFC Note at June 30, 1999 by approximately $0.5 million.

   Although the Company is not in the business of currency hedging, it may from time to time engage in currency hedging arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations or that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

   The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 1999.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 1999.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents Filed With This Report:

   1. Financial Statements. The following are included herein under Item 8:

     Home Security International, Inc.
      Report of Independent Public Accountants
       Consolidated Statements of Income for the Years Ended June 30, 1997, 1998 and 1999
       Consolidated Balance Sheets as of June 30, 1998 and 1999
       Consolidated Statements of Cashflows for the Years Ended June 30, 1997, 1998 and 1999
      Consolidated Statements of Changes in Shareholders' Equity for the
       Years Ended June 30, 1997, 1998 and 1999
       Notes to Consolidated Financial Statements

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

      2.1 Share Purchase Agreement relating to the purchase of shares in FAI Home Security Pty Limited and FAI Home Security (ENZED)
                Limited (4)

      2.2      NZ Asset Purchase Agreement between FAI Home Security Holdings
                New Zealand Limited and FAI Home Security (ENZED) Limited (4)

      2.3      NZ Share Sale Agreement between FAI Home Security Holdings New
                Zealand and FAI Home Security Holdings Pty Limited (4)

      2.4      Trade Mark License Agreement between FAI Insurances and FAI Home
                Security Pty Limited (4)

      3.1      Certificate of Incorporation of the Registrant (1)

      3.2      Bylaws of the Registrant (1)

      4.1      IPO Representatives Warrant Agreement (1)

      4.2 Warrant dated as of September 30, 1998, issued by the Registrant to International Home Security Investments Limited (9)

     10.1*     Amended and Restated 1997 Employee Stock Option Plan

     10.2*     Amended and Restated 1997 Non-Employee Directors' Stock Option
                Plan

     10.3      International Asset Purchase Agreement between FAI Insurances and Cooper International Group (2)

     10.4      Manufacturing Agreement among Ness Security Products Pty
                Limited, FAI Home Security Pty Limited and FAI Home Security
                Holdings Pty Limited (4)

     10.5*     Executive Service Agreement with Bradley D. Cooper (4)

     10.6*     Amendment to Executive Service Agreement with Bradley D. Cooper
                (4)

     10.7*     Executive Service Agreement dated July 15, 1997 between the
                Registrant and Terrence J. Youngman (4)

     10.8*     Executive Service Agreement dated July 15, 1997 between the
                Registrant and Robert D. Appleby (4)

     10.9*     Executive Service Agreement dated July 15, 1997 between the
                Registrant and Mark Whitaker (4)

     10.10*    Executive Service Agreement dated July 15, 1997 between the
                Registrant and Geoffrey D. Knowles (4)

     10.11     Option Agreement dated September 5, 1994 between Bradley D.
                Cooper and FAI Insurances Limited (2)

     10.12     Sale Agreement dated November 11, 1995, among Bradley D. Cooper,
                FAI Insurances Ltd, FAI Home Security Holding Pty Ltd. and
                Kamarasi Pty Ltd. (2)

     10.13*    Management Services Agreement with Speakeasy Ltd. (2)

     10.14     Promissory Note Payable to Bradley D. Cooper (4)

     10.15     Promissory Note Payable to FAI Home Security Holdings Pty
                Limited (4)

     10.16     Promissory Note Payable to FAI Home Security (ENZED) Limited (4)

     10.17     Share Sale Agreement dated December 31, 1997 by and between FAI
                Insurances Limited and FAI Home Security Pty. Limited (6)

     10.18     Shareholders Agreement dated December 31, 1997 by and between
                FAI Insurances Limited and FAI Home Security Pty. Limited (6)

     10.19     Consultancy Engagement Agreement effective October 1, 1997, among the Registrant, Speakeasy Pty. Ltd. and Bradley D. Cooper
                (7)

     10.20     Stock Purchase Agreement dated July 17, 1998 between the
                Registrant and International Home Security Investments Limited
                (8)

     10.21     Stock Purchase Agreement dated as of July 17, 1998, and amended as of September 30, 1998, by and between the Registrant and Integral Investments Limited (9)

     10.22     Secured Promissory Note dated as of September 30, 1998, executed by the Registrant in favor of Integral Investments Limited (9)

     10.23     Share Buy Back Agreement between Ness Security Products Pty Ltd.
                and Integrated International Home Security Limited (10)

     10.24     Employment Agreement between Ness Security Products Pty Limited;
                Nazareno Circosta and Home Security International, Inc. (10)

     10.25     Termination Agreement between Nazareno Circosta and Ness
                Security Products Pty Limited (10)

     10.26     Non-Competition Agreement between Nazareno Circosta and Home
                Security International, Inc. (10)

     10.27     Share Buy Back Agreement between Circosta Pty Limited and Ness
                Security Products Pty Limited (10)

     21.1      List of Subsidiaries

     23.1      Consent of Arthur Andersen

     23.2      Consent of Deloitte & Touche

     27.1      Financial Data Schedule (EDGAR version only)

--------
    * Compensation Plan or Agreement
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-26399), as amended, filed with the Securities and Exchange Commission on May 2, 1997
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-26399), as amended, filed with the Securities and Exchange Commission on June 10, 1997

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-26399), as amended, filed with the Securities and Exchange Commission on June 25, 1997
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 1997
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997
(6) Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1998
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 17, 1998
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-54921), filed with the Securities and Exchange Commission on July 20, 1998
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1999

   (b) Reports on Form 8-K:

     On October 7, 1998, the Registrant filed a current report on Form 8-K describing the purchase of 100% of the shares of International Integrated Home Security Limited by the Registrant.

     On December 15, 1998, the Registrant filed an amended current report on Form 8-K/A to file the requisite financials associated with the purchase of 100% of the shares of International Integrated Home Security Limited by the Registrant.

     On June 17, 1999, the Registrant filed a current report on Form 8-K describing the acquisition of the remaining 24.96% interest in Ness Security Products Pty Limited.

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

                                          Home Security International, Inc.
                                           (Registrant)

                                                   /s/ Bradley D. Cooper
                                          By: _________________________________
                                                     Bradley D. Cooper
                                               Chairman and Chief Executive
                                               Officer (Principal Executive
                                                         Officer)

Date: September 28, 1999

   KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of Home Security International, Inc., a Delaware corporation, which is filing an Annual Report on Form 10-K for the fiscal year ended June 30, 1999 ("Form 10-K Report") with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, as amended, hereby constitute and appoint Bradley D. Cooper and Mark Whitaker, and each of them, each of their true and lawful attorneys-in-fact and agents; with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign such Form 10-K Report and any or all amendments to the Form 10-K Report, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


     /s/ Bradley D. Cooper           Chairman and Chief Executive  September 28, 1999
____________________________________  Officer (Principal
         Bradley D. Cooper            Executive Officer)

       /s/ Mark Whitaker             Executive Vice President of   September 28, 1999
____________________________________  Finance and Treasurer
           Mark Whitaker              (Principal Financial and
                                      Accounting Officer)

         /s/ Paul Brown              Director                      September 28, 1999
____________________________________
             Paul Brown

                                     Director                      September   , 1999
____________________________________
          Steve Rabinovici


                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Home Security International, Inc.:

  Report of Independent Public Accountants................................  37

  Independent Auditors' Report............................................  38

  Consolidated Statements of Income for the Years Ended June 30, 1997,
   1998 and 1999..........................................................  39

  Consolidated Balance Sheets as of June 30, 1998 and 1999................  40

  Consolidated Statements of Cashflows for the Years Ended June 30, 1997,
   1998 and 1999..........................................................  41

  Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended June 30, 1997, 1998 and 1999.....................................  42

  Notes to Consolidated Financial Statements..............................  43

FAI Finance Corporation Pty Limited:

  Report of Independent Public Accountants................................  59

  Consolidated Statements of Income for the Years Ended June 30, 1997,
   1998 and 1999..........................................................  60

  Consolidated Balance Sheets as of June 30, 1998 and 1999................  61

  Consolidated Statements of Cashflows for the Years Ended June 30, 1997,
   1998 and 1999..........................................................  62

  Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended June 30, 1997, 1998 and 1999.....................................  63

  Notes to Consolidated Financial Statements..............................  64

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Home Security International, Inc.:

   We have audited the accompanying consolidated balance sheets of the Home Security International, Inc. as of June 30, 1999 and 1998, and related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Integrated International Home Security Limited and its subsidiaries, which statements reflect total assets and total revenues of 23 and 14 percent in 1999 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely in the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards in Australia, which are substantially similar to generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Home Security International, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended June 30, 1999 in conformity with generally accepted accounting principles in the United States of America.

                                          /s/ Arthur Andersen

Sydney
September 28, 1999

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Integrated International Home Security Limited

   We have audited the consolidated balance sheets of Integrated International Home Security Limited (the "Company") as of June 30, 1999 and 1998 and the related consolidated statements of income, cashflows and changes in shareholders' equity for the years then ended (all expressed in United States dollars) (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements (not presented herein) present fairly, in all material respects, the financial position of the Company at June 30, 1999 and 1998 and the results of its operations, its cashflows and its changes in shareholders' equity for the years then ended in accordance with generally accepted accounting principles in the United States of America.

                                          /s/ Deloitte & Touche

August 9, 1999
British Virgin Islands

                       HOME SECURITY INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                            For the Years Ended June 30,
                                         -------------------------------------
                                            1997         1998         1999
                                    Note     $US          $US          $US
                                    ---- -----------  -----------  -----------
Net Sales.........................   2    33,464,595   44,118,502   45,993,049
Cost of goods sold--related party.   16   (3,647,376)         --           --
       --other....................       (20,626,411) (26,294,641) (23,274,202)
                                         -----------  -----------  -----------
Gross Profit......................         9,190,808   17,823,861   22,718,847
Management fees received--related
 parties..........................   16      559,002          --           --
General and administrative
 expenses.........................        (6,177,958) (10,088,327) (12,673,379)
Amortization and depreciation.....          (434,360)    (721,989)  (1,831,479)
Research and development..........               --           --      (394,957)
                                         -----------  -----------  -----------
Income from operations............         3,137,492    7,013,545    7,819,032
Non operating income--other.......             6,740          --           --
Interest income--related party....   16      755,613       26,679          --
      --other.....................            81,790      423,526      429,795
Interest expenses--related party..   16      (60,046)    (216,629)    (377,071)
       --other....................               --        (7,904)    (559,133)
                                         -----------  -----------  -----------
Income before taxes, equity in
 income of affiliated companies...         3,921,589    7,239,217    7,312,623
Income tax expense................   15   (1,629,973)  (2,111,084)  (3,540,806)
                                         -----------  -----------  -----------
Income before equity in income of
 affiliated companies.............         2,291,616    5,128,133    3,771,817
Equity in income of affiliated
 companies........................   11          --       252,417      310,421
Minority interest.................               --           --      (334,565)
                                         -----------  -----------  -----------
Net income........................         2,291,616    5,380,550    3,747,673
                                         ===========  ===========  ===========
Net income per common share
  Basic earnings per share........       $      0.51  $      1.05  $      0.68
  Diluted earnings per share......       $      0.51  $      1.04  $      0.68
Weighted average number of shares
 outstanding
  Basic...........................         4,500,000    5,117,125    5,513,000
  Diluted.........................         4,500,000    5,181,612    5,516,751


   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           As of June 30,
                                                        ----------------------
                                                  Note   1998 $US    1999 $US
                                                  ----- ----------  ----------
                     ASSETS
                     ------
Current assets
 Cash and cash equivalents.......................        7,006,183   2,976,240
 Accounts receivable--related party..............  16          --      217,516
 Accounts receivable--trade, net.................   3      874,745   3,190,633
 Inventories, net................................   4    2,032,443   6,974,109
 Prepaid expenses and other current assets.......   5    1,173,449   1,508,016
                                                        ----------  ----------
   Total current assets..........................       11,086,820  14,866,514
                                                        ----------  ----------
Non-current assets
 Investment in partnership.......................  10      303,424     323,398
 Investment in affiliated companies..............  11    7,405,130   7,874,928
 Property, plant and equipment, net..............   8    1,068,237   3,460,791
 Intangibles, net................................   9    9,601,923  23,014,184
 Restrictive Covenant............................  18          --      638,458
 Accounts receivable--trade, net.................   3          --      241,588
 Deferred income taxes...........................  15    1,016,652   1,057,559
 Other non-current assets........................            3,115         --
                                                        ----------  ----------
   Total non-current assets......................       19,398,481  36,610,906
                                                        ----------  ----------
   Total assets..................................       30,485,301  51,477,420
                                                        ==========  ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities
 Bank overdraft..................................              --      150,938
 Note payable--FAI Insurances Group.............. 11,16    619,233   1,313,400
 Note payable--Integral Investments Limited...... 16,18        --    8,394,024
 Payables--trade.................................        4,280,422   3,714,810
 Accrued warranty................................          247,126     384,534
 Accrued security callout........................          382,222     314,056
 Other accrued liabilities.......................          148,168     752,417
 Lease liability.................................           28,704     438,023
 Income tax payable..............................        1,608,648   1,355,696
 Deferred income.................................          650,949   1,032,099
                                                        ----------  ----------
   Total current liabilities.....................        7,965,472  17,849,997
                                                        ----------  ----------
Non-current liabilities
 Note payable--FAI Insurances Group.............. 11,16  4,117,902   3,447,675
 Lease liability.................................           33,342     720,512
 Accrued security callout........................           91,944     147,564
 Deferred income.................................          177,769     238,019
                                                        ----------  ----------
   Total non-current liabilities.................        4,420,957   4,553,770
                                                        ----------  ----------
   Total liabilities.............................       12,386,429  22,403,767
                                                        ----------  ----------
Shareholders' equity
 Preferred stock $.001 value; 1,000,000 shares
  authorized, none outstanding...................              --          --
 Common stock $.001 value; 20,000,000 shares
  authorized and 5,150,500 and 5,828,278 shares
  issued and outstanding as of June 30, 1998 and
  1999 respectively..............................  18        5,150       5,828
 Additional paid-in capital......................       16,111,311  22,309,708
 Warrants........................................   7          --      504,000
 Secured note....................................   6   (2,375,000) (2,375,000)
 Accumulated other comprehensive loss............         (976,565)   (452,532)
 Retained earnings...............................        5,333,976   9,081,649
                                                        ----------  ----------
   Total shareholders' equity....................       18,098,872  29,073,653
                                                        ----------  ----------
   Total liabilities and shareholders' equity....       30,485,301  51,477,420
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASHFLOW

                                             For the Years Ended June 30,
                                           -----------------------------------
                                              1997        1998        1999
                                              $US         $US          $US
                                           ----------  ----------  -----------
Cashflow from operating activities
  Net income..............................  2,291,616   5,380,550    3,747,673
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation..........................     42,100     181,835      540,282
    Minority interest.....................        --          --       334,565
    Imputed interest......................        --          --       527,982
    Amortisation of goodwill..............    391,924     540,154    1,040,391
    Amortisation of leased assets.........        --          --       243,487
    Profit on sale of capital assets......        --          --       (36,869)
    Finance lease costs...................        --          --        50,697
    Equity in income of affiliated
     companies............................        --     (252,417)    (310,421)
    Deferred income taxes.................   (138,947)   (585,314)  (1,574,764)
    Provisions for losses on accounts
     receivable...........................    100,715     670,988     (651,544)
    Provisions for stock obsolescence.....        --          --        (1,047)
    Increase (decrease) in operating
     assets:
      Accounts receivable--trade..........   (203,120) (1,025,880)  (1,109,771)
      Inventories.........................   (965,610)   (930,349)   1,045,771
      Prepaid expenses and other assets...    (33,054)   (830,074)     125,586
    (Increase) decrease in operating
     liabilities:
      Accounts payable....................  2,159,629   1,051,807      365,190
      Accrued liabilities.................  1,193,531   1,774,149      (49,607)
                                           ----------  ----------  -----------
    Net cash provided by operating
     activities...........................  4,838,784   5,975,449    4,287,601
                                           ----------  ----------  -----------
Cashflow from investing activities
  Proceeds from sale of capital assets....        --          --       105,022
  Additions to capital assets.............   (871,894)   (553,404)  (1,424,405)
  Investment in affiliated companies......        --   (2,000,578)     289,650
  Investment in partnership...............        --     (303,424)      (1,542)
  Purchase of controlled entity, net of
   cash acquired..........................        --          --    (9,115,382)
  Restrictive covenant....................        --          --      (627,110)
  Short term loans (granted)/repayments
   received...............................    295,353      23,488     (234,833)
  Receipt from (payments) to related
   parties................................  2,137,679   1,020,054     (250,844)
  Purchase of goodwill....................   (271,826)        --           --
  Proceeds from sale of investment........      1,914         --           --
  Cash in predecessor entities not
   acquired...............................   (410,302)        --           --
                                           ----------  ----------  -----------
    Net cash provided by/(used in)
     investing activities.................    880,924  (1,813,864) (11,259,444)
                                           ----------  ----------  -----------
Cashflow from financing activities
  Dividend and trust distribution paid.... (5,294,296)        --           --
  Return of capital.......................   (581,928)        --           --
  Capital subscribed......................        --    3,934,678    2,599,352
  Share issue costs.......................        --     (436,408)         --
  Funds from sale and leaseback of fixed
   assets.................................        --          --       627,027
  Finance lease payments..................        --          --      (188,125)
  Net repayments of borrowings............        --          --      (509,090)
  Increase (decrease) in bank overdraft...     31,795     (29,055)     125,844
                                           ----------  ----------  -----------
    Net cash provided by (used in)
     financing activities................. (5,844,429)  3,469,215    2,655,008
                                           ----------  ----------  -----------
Net increase (decrease) in cash held......   (124,721)  7,630,800   (4,316,835)
Cash at the beginning of the financial
 period...................................    369,837         118    7,006,183
Effect of exchange rate changes on cash...   (244,998)   (624,735)     286,892
                                           ----------  ----------  -----------
Cash at the end of the financial period...        118   7,006,183    2,976,240
                                           ==========  ==========  ===========
Supplemental disclosure of cash
 information
  Interest paid...........................    515,763     224,533      411,985
  Income taxes paid.......................    946,230   1,249,831    3,995,368

   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

                                 Additional   Accumulated  Cumulative                            Total
                                   Paid-in     Retained    Translation            Secured    Shareholders'
                          Amount   Capital     Earnings    Adjustment  Warrants    Note         Equity
                          ------ -----------  -----------  ----------- -------- -----------  -------------
BALANCE, JUNE 30, 1996..  $    2 $ 6,016,944  $ 3,490,188   $ 386,693  $    --  $       --    $ 9,893,827
Comprehensive income....                        2,291,616    (553,335)                          1,738,281
Additional paid-in
 capital................       1   4,803,675                                                    4,803,676
Dividends and trust
 distributions and
 return of capital......            (581,928)  (5,294,296)                                     (5,876,224)
Reorganization
 adjustment.............   4,497                 (534,082)   (239,892)                           (769,477)
                          ------ -----------  -----------   ---------  -------- -----------   -----------
BALANCE, JUNE 30, 1997..   4,500  10,238,691      (46,574)   (406,534)      --          --      9,790,083
Comprehensive income....                        5,380,550    (570,031)                          4,810,519
Additional paid-in
 capital................     400   4,004,600                                                    4,005,000
Issue of shares to
 Bradley D. Cooper......     250   2,499,750                                     (2,375,000)      125,000
Less share issue costs..            (631,730)                                                    (631,730)
                          ------ -----------  -----------   ---------  -------- -----------   -----------
BALANCE, JUNE 30, 1998..   5,150  16,111,311    5,333,976    (976,565)      --   (2,375,000)   18,098,872
Comprehensive income....                        3,747,673     524,033                           4,271,706
Additional paid-in
 capital................
Issue of 677,778 shares.     678   6,198,397                                                    6,199,075
Issue of warrants to
 purchase Common stock..                                                504,000                   504,000
                          ------ -----------  -----------   ---------  -------- -----------   -----------
BALANCE, JUNE 30, 1999..  $5,828 $22,309,708  $ 9,081,649   $(452,532) $504,000 $(2,375,000)  $29,073,653
                          ====== ===========  ===========   =========  ======== ===========   ===========


   The accompanying notes are an integral part of these financial statements

                       HOME SECURITY INTERNATIONAL, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

   The main business activities of the Company are the design, manufacture, sale, service and monitoring of security alarm systems, which are sold via a distributor network to residential and small business premises in the countries of operations.

   On December 31, 1997 the Company acquired 50 percent of the equity interest in FAI Finance Corporation Pty Limited (together with its subsidiary FAI Finance Corporation (NZ) Limited, herein call "FFC") from FAI Insurances Ltd. FFC is a consumer finance company in both Australia and New Zealand and finances a significant portion of customer accounts of the Company's distributorship network in Australia and New Zealand.

   Effective October 1, 1998, the Company purchased all of the issued and outstanding common stock of Integrated International Home Security Limited ("IIHSL"), a British Virgin Islands holding company ("the Ness transaction"). IIHSL held 75.04 percent of the issued and outstanding common stock of Ness Security Products Pty Limited ("Ness") up until April 9, 1999. On April 9, 1999 IIHSL acquired the remaining 24.96% of the issued and outstanding common stock of Ness. Ness is a leading manufacturer of security alarm products in Australia and the Company's sole supplier of the SecurityGuard alarm.

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


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

   The acquisition of the International Operations by HSI's predecessor, the acquisition of the interest in FFC and the Partnership were accounted for using the equity method. Additionally, the IIHSL acquisition and the acquisition of the remainder of Ness have also been accounted for under the equity method of accounting. The consolidated statements of income for the year ended June 30, 1997 include the financial statements of the Company and FAI Home Security (NZ) Limited and FAI Home Security (NZ) Trust as those entities were under common control during those years. Results of the International Operation for the three months ended June 30, 1997 have been included in the 1997 consolidated financial statements as those operations were acquired by HSI's predecessor on March 31, 1997.

   All intercompany accounts and transactions have been eliminated upon consolidation.

 c) Cash and Cash Equivalents--

   Cash equivalents consist of short-term, highly liquid, investments with maturities of three months or less and are stated at cost, which approximates fair value.

 d) Foreign Currencies--

   The consolidated financial statements are translated into US dollars to reflect the Company's reporting currency. The assets and liabilities are translated at the balance sheet date exchange rate. The profit and loss items have been translated at the weighted average exchange rates for the fiscal year. The resulting translation effects are reflected in shareholders' equity.

 e) Use of Estimates--

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

 f) Income Taxes--

   The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


 g) Revenue Recognition--

   Revenue from the sale of security systems is recognized at the time of shipment of products and is shown net of returns and rebates. The Company also sells extended product warranties for periods of one to two years and monitoring contracts for periods of up to five years. Extended product warranty revenues are recognized on a straight-line basis over the respective lives of the warranties. All unearned portions of the product warranty revenues are treated in the balance sheet as "Deferred Income". Monitoring revenue is recognized on receipt of monthly payments for each contract.

 h) Allowance for Doubtful Accounts--

   Management reviews the collectability of accounts receivable on a regular basis. Amounts, if any, which are determined to be uncollectable, are provided for in the financial statements in the period such determination is made.

 i) Inventories--

   Inventories consist of work in progress, finished goods and raw materials. Inventories are stated at the lower of cost (first-in, first-out method), or market. The elements of cost include direct labour, raw materials and manufacturing overhead.

 j) Property, plant and equipment--

   Property, plant and equipment are recorded at cost. Maintenance and repairs are expensed in the period to which they relate. Property under capital leases (see Note 13) is amortized over the lease terms. Depreciation on property, plant and equipment is calculated using the straight-line method over the following estimated useful lives of the assets:

                                                 Years
                                                 -----
             Furniture and fixtures.............  8.0
             Plant and machinery................  5.0
             Office equipment...................  8.0
             Motor vehicles.....................  6.5
             Computer equipment.................  3.5
             Leasehold improvements.............  3.0

 k) Leased Assets--

   Leased assets, classified as finance leases, are recorded at the present value of minimum lease payments. A financed lease is one which effectively transfers from the lessor to the lessee substantially all the risks and benefits incidental to ownership of the leased property. Capitalized leased assets are amortized on a straight-line basis over the estimated useful life of the asset. Finance lease payments are allocated between interest expense and the reduction of lease liability over the term of the lease. The interest expense is determined by applying the interest rate implicit in the lease to the outstanding lease liability at the beginning of each lease payment period.

   Operating lease payments are charged as an expense in the period in which they are incurred.

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


 l) Research and Development--

   Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge which will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of prototypes. The Company expenses all research and development costs as they are incurred.

 m) Pension and Other Benefit Plans--

   The Company contributes to pension plans on behalf of its employees. The pension plans are accumulation funds and the Company has no liability to members under the plans. The Company charges all contributions as expenses when incurred. The Company contributed a total of $361,740 to pension plans during fiscal year ended June 30, 1999 compared to $172,104 in fiscal year ended June 30, 1998. The Company has no other pension or other employment benefit plans.

 n) Intangible Assets--

   Intangible assets represent the excess of cost over fair value of assets acquired and are amortized using the straight-line method over twenty years. The carrying value of intangible assets is periodically reviewed by management based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, management believes that no material impairment of intangible assets exists at June 30, 1999.

 o) Warranty--

   The Company warrants its products against defects in design, materials and workmanship for one year from the date of installation. A provision for estimated warranty costs is recorded at the time of the sale based on management's best estimate of future warranty costs. Management's estimate is based upon historical warranty costs and is periodically adjusted to reflect actual experience.

 p) Security call-out--

   The Company provides a security call-out service for emergency response for five years from the date each alarm system is installed. A provision for estimated security call-outs is recorded based on management's best estimate of future security call-out costs. Management's estimate is based upon historical security call-out costs and is periodically adjusted to reflect actual experience.

 q) Derivative Financial Instruments--

   The Company periodically enters into forward currency exchange contracts and options to manage the risk of foreign currency fluctuations, since a significant portion of its sales are in foreign currencies and the Company presently purchases certain raw materials offshore. The change in fair value of the contracts is recognized immediately and included in the determination of net income. The Company is not a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


 r) Earnings per Share--

   Earnings per share have been computed according to the provisions of SFAS No. 128 "Earnings Per Share" using the weighted average number of shares outstanding and assuming the 1997 reorganization occurred as of January 1, 1996. Diluted earnings per share have been computed based on the assumption that dilutive stock options and warrants have been exercised.

 s) Stock Option Plan--

   The Company accounts for its stock option plans (the "Option Plans") in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ("Accounting for Stock Issued to Employees"). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 "Accounting for Stock Based Compensation", which the Company adopted in 1996, allows entities to continue to apply the provisions of APB Opinion No. 25 but requires pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has determined that the net income and net income per common share would not be materially affected by the provision of SFAS No. 123.

 t) New Accounting Pronouncements--

   Organizations that set accounting standards in the United States have issued several accounting pronouncements that the Company will be required to adopt in future reporting periods.

   SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1999 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As issued, this Statement is effective for all fiscal quarters, beginning after June 15, 1999, with earlier application encouraged. Subsequently, in June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" was issued. This pronouncement changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. Management of the Company is evaluating this new pronouncement to determine its impact upon future reporting.

   AICPA Statement of Position 98-1 ("Accounting for the Costs of Computer Software Developed or Obtained for Internal Use") provides guidance on accounting for the costs of computer software developed or obtained for internal use, generally requiring direct development costs to be capitalized while training and data conversion costs should be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. Management anticipates the adoption of this pronouncement in fiscal year 1999 will not have a material impact on its financial statements. Home Security International, Inc is currently in the process of installing and implementing a new manufacturing and accounting software package, for which the accounting treatment has been substantially consistent with the new accounting rule.

   SFAS No. 132 "Employers, Disclosure about Pensions and Other Post Retirement Benefits" was issued in February 1998 and has been adopted by the Company effective July 1,1998. This new pronouncement standardizes employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. Adoption of this standard will not have a material impact on the Company's financial position or results of operations.

                       HOME SECURITY INTERNATIONAL, INC.

                  (All amounts in US$ unless stated otherwise)


NOTE 2: NET SALES

                                                   Year Ended June 30,
                                             ----------------------------------
                                                1997        1998        1999
                                             ----------  ----------  ----------
      Direct retail sales...................        --          --    6,332,955
      Distributor sales..................... 33,183,267  42,858,457  38,036,152
      Other.................................    516,601   1,553,592   1,848,149
                                             ----------  ----------  ----------
      Gross sales........................... 33,699,868  44,412,049  46,217,256
      Less: Returns and rebates.............   (235,273)   (293,547)   (224,207)
                                             ----------  ----------  ----------
      Net sales............................. 33,464,595  44,118,502  45,993,049
                                             ==========  ==========  ==========

NOTE 3: ACCOUNTS RECEIVABLE--TRADE

                                                                June 30,
                                                           --------------------
                                                             1998       1999
                                                           ---------  ---------
      Accounts receivable................................. 1,643,980  3,661,215
      Less: Allowance for doubtful accounts...............  (769,235)  (228,994)
                                                           ---------  ---------
      Accounts receivable--trade, net.....................   874,745  3,432,221
      Less: non-current portion...........................       --    (241,588)
                                                           ---------  ---------
      Current portion.....................................   874,745  3,190,633
                                                           =========  =========

NOTE 4: INVENTORIES

                                                                 June 30,
                                                            -------------------
                                                              1998      1999
                                                            --------- ---------
      Finished goods....................................... 2,032,443 4,025,348
      Work in progress.....................................       --    288,382
      Raw materials........................................       --  3,158,131
                                                            --------- ---------
                                                            2,032,443 7,471,861
      Less: provision for obsolescence.....................       --   (497,752)
                                                            --------- ---------
                                                            2,032,443 6,974,109
                                                            ========= =========

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                  June 30,
                                                             -------------------
                                                               1998      1999
                                                             --------- ---------
      Prepayments...........................................   557,355   829,791
      Other loans...........................................       --    229,880
      Sundry debtors........................................   616,094   448,345
                                                             --------- ---------
                                                             1,173,449 1,508,016
                                                             ========= =========

   Other loans consist of $131,375 owing by Bradley D. Cooper and $98,505 owing by Nazareno Circosta. Both amounts represent unsecured personal loan advances, repayable on demand and bear interest at commercial rates. Mr. Cooper's loan includes interest on the secured note (See Note 6), net of amounts due to Mr. Cooper.

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


NOTE 6: SECURED NOTE

   On July 15, 1997 Bradley D. Cooper purchased 250,000 shares of the Company's Common Stock at $10.00 per share. Five percent (5%) of the purchase price for the shares, being $125,000, was paid by Mr. Cooper in cash and the remainder, $2,375,000, was paid through a five-year note to the Company bearing interest at 7.0% per annum, payable semi-annually, and secured by the shares purchased. The note is repayable on the fifth anniversary of its issuance. The interest payable on the note is due on a full recourse basis. During the fiscal year ended June 30, 1999, interest totaling $166,250 under this loan was charged to Mr. Cooper's personal loan advance (see Note 5).

NOTE 7: WARRANTS

   In connection with the Ness acquisition (see Note 18), the Company has issued a five year convertible warrant to purchase 360,000 shares of Common Stock in the Company to International Home Security Investments Limited ("Holder") with a market value of $504,000 at the date of issuance. Each warrant entitles the holder, upon exercise, to receive from the Company one share of fully paid, non-assessable Common Stock of the Company for U.S. $13.00.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

                                                                June 30,
                                                          ---------------------
                                                            1998        1999
                                                          ---------  ----------
      Furniture and fixtures.............................   204,373     382,839
      Office equipment...................................   236,610     665,245
      Motor vehicles.....................................   273,373     633,972
      Computer equipment.................................   402,906     612,727
      Plant..............................................       --    2,713,455
      Leasehold improvements.............................   180,895     305,279
      Less: Accumulated depreciation.....................  (229,920) (1,852,726)
                                                          ---------  ----------
                                                          1,068,237   3,460,791
                                                          =========  ==========

NOTE 9: INTANGIBLES

                                                               June 30,
                                                         ----------------------
                                                            1998        1999
                                                         ----------  ----------
      Goodwill on investment............................ 10,803,072  25,514,670
      Less: Accumulated amortization.................... (1,201,149) (2,500,486)
                                                         ----------  ----------
                                                          9,601,923  23,014,184
                                                         ==========  ==========

   Goodwill represents (1) the excess of the purchase price paid by the then ultimate parent entity, FAI Insurances Limited over the fair value of assets acquired as part of the reorganization, (2) the excess of the purchase price paid by the Company over the fair value of assets acquired when the Company purchased all of the issued and outstanding common stock of IIHSL, (3) the excess of the purchase price paid by IIHSL over the fair value of assets acquired when IIHSL acquired the remaining 24.96% of the issued and outstanding common stock of Ness and (4) the excess of the purchase price paid by Ness over the fair value of assets acquired when Ness purchased Ness Security Products (Asia) Limited and Ness Security USA Inc.

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


NOTE 10: INVESTMENT IN PARTNERSHIP

   Effective June 30, 1998, the Company purchased a 49 percent interest in a partnership (the "Partnership") that has entered into an agreement with Prime Life Corporation Limited to acquire a retirement village in Melbourne, Australia. On June 30, 1999, the partnership was converted into a limited partnership. The $303,424 investment in the Partnership was accounted for using the purchase method. Accordingly, the Company has not recognized any Partnership earnings in either the 1998 or 1999 fiscal years. In addition, two members of the Company's senior management also purchased a combined interest in the Partnership of 30 percent.

NOTE 11: INVESTMENT IN AFFILIATED COMPANIES

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

   As part of the FFC Transaction, the Company received an option (the "FFC Option"), at no additional cost, exercisable within four years of the date of the FFC Transaction, to purchase the remaining 50 percent interest in FFC for the same consideration plus 50 percent of the net change in FFC's retained earnings from the date of the FFC Transaction until the date the FFC Option is exercised. If the FFC Option is exercised, the purchase price will be financed by FAI Insurances over a four year period from the date the FFC Option is exercised on terms comparable to the FFC Note (as defined below).

   The purchase price of $7,059,525, including direct costs incurred during the acquisition, was allocated to the net assets of FFC based on the estimated fair market values. As a result of the allocation, $6,226,382 of the purchase price was allocated to goodwill.

   During the fiscal year ended June 30, 1998, FFC declared a dividend of $1,970,100. The Company has classified its 50 percent share of the dividend as "Investment in affiliated companies", as the dividend was reinvested in FFC during the quarter ended September 30, 1998.

   The purchase price for the FFC Shares was paid through the issuance of a five year promissory note (the "FFC Note"), bearing interest at 7.75% per annum, secured by the FFC Shares. As at June 30, 1999 $1,313,400 was due currently and $3,447,675 was due long term.

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts receivable and payable approximate their respective fair values due to the short maturities of those instruments. The carrying value of the long-term payable to FAI Insurances Limited approximates its fair value as the loan was granted on December 31, 1997 at market rates which have not changed significantly. The carrying value of the current payable to Integral Investments Limited approximates its fair value as the loan was granted on October 1, 1998 and is discounted for financial reporting purposes.

NOTE 13: LEASE COMMITMENTS

   The Company leases several production facilities and motor vehicles under long--term leases and has the option to purchase the facilities for a normal cost at the termination of the lease. Included in property, plant and equipment are the following assets held under capital leases.

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


Capital leases

                                                                 June 30,
                                                             ------------------
                                                              1998      1999
                                                             -------  ---------
Motor vehicles..............................................  75,472    340,776
Plant and machinery.........................................     --   1,392,496
                                                             -------  ---------
                                                              75,472  1,733,272
Less: accumulated amortization.............................. (15,796)  (686,402)
                                                             -------  ---------
                                                              59,676  1,046,870
                                                             =======  =========

   The following is a schedule by year of future gross minimum rental payments for all capital leases reconciled to the present value of net minimum finance lease payments as of June 30, 1999.

Minimum rental payments for all capital leases

                                                                    June 30,
                                                                ----------------
                                                                 1998    1999
                                                                ------ ---------
Payable no later than one year................................. 30,196   520,784
Payable later than one year but not later than two years....... 14,899   307,936
Payable later than two years but not later than three years.... 14,899   190,861
Payable later than three years but not later than four years... 10,724   310,012
Payable later than four years but not later than five years....    --        --
                                                                ------ ---------
Minimum lease payments......................................... 70,718 1,329,593
Less: amount representing interest.............................  8,672   171,058
                                                                ------ ---------
Present value of net minimum lease payments.................... 62,046 1,158,535
Less: current portion.......................................... 28,704   438,023
                                                                ------ ---------
Long-term obligations under capital leases..................... 33,342   720,512
                                                                ====== =========

   The operating lease commitments of the Company consist of property rentals used as offices in Sydney, Melbourne, Brisbane and Perth and computer equipment leases.

Operating lease commitments

                              June 30,
                          -----------------
                           1998     1999
                          ------- ---------
Payable no later than
 one year...............  175,094   425,076
Payable later than one
 year but not later than
 two years..............  175,094   376,219
Payable later than two
 years but not later
 than three years.......  159,536   297,909
Payable later than three
 years but not later
 than four years........  100,204   120,117
Payable later than four
 years but not later
 than five years........      --        --
Payable later than five
 years..................      --        --
                          ------- ---------
Total minimum operating
 lease payments.........  609,928 1,219,321
                          ======= =========

                                                           Year Ended June 30,
                                                         -----------------------
                                                          1997    1998    1999
                                                         ------- ------- -------
Rent expenses........................................... 214,229 316,220 560,196
                                                         ======= ======= =======

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


NOTE 14: SEGMENT INFORMATION

   The Company operates principally in one industry segment including the design, manufacture, sale, service and monitoring of security alarm systems. The Company's identifies its segments based on management responsibility within Australasia, Europe, North America and other segments. No single customer accounts for more than 10% of the Company's revenues.

   Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way that the chief operating decision maker, or decision making group, organize segments within the company for making operating decisions and assessing performance. The Company's operating decision making group consists of various members of management. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different geographic markets.

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


   The Company's reportable segments include Australasia, Europe, North America and other segments. Information about the Company's reportable segments split by geographic location is shown below.

                                                   Year Ended June 30,
                                             ----------------------------------
                                                1997        1998        1999
                                             ----------  ----------  ----------
      Net sales:
        Australasia........................  32,815,262  38,984,766  40,649,874
        Europe.............................     547,083   3,469,824   4,500,221
        North America......................     102,250     742,142     332,968
        Other..............................         --      921,770     509,986
                                             ----------  ----------  ----------
                                             33,464,595  44,118,502  45,993,049
                                             ==========  ==========  ==========
      Income (loss) from operations:
        Australasia........................   3,148,318   8,349,647  10,687,595
        Europe.............................      90,175    (124,231)   (112,191)
        North America......................     (92,520) (1,317,008) (2,544,841)
        Other..............................      (8,481)    105,137    (211,531)
                                             ----------  ----------  ----------
                                              3,137,492   7,013,545   7,819,032
                                             ==========  ==========  ==========
      Depreciation:
        Australasia........................      40,210     164,642     515,469
        Europe.............................         --       11,434      18,368
        North America......................       2,225       5,759      27,696
        Other..............................         --          --          --
                                             ----------  ----------  ----------
                                                 42,435     181,835     561,533
                                             ==========  ==========  ==========
      Amortization:
        Australasia........................     368,668     447,135   1,149,789
        Europe.............................      11,023      43,854      43,854
        North America......................      11,490      46,180      46,180
        Other..............................         743       2,985      30,123
                                             ----------  ----------  ----------
                                                391,924     540,154   1,269,946
                                             ==========  ==========  ==========
      Capital expenditure:
        Australasia........................     865,901     572,116   1,392,121
        Europe.............................         --       42,305      28,961
        North America......................      43,648      26,897         --
        Other..............................         --          --        3,323
                                             ----------  ----------  ----------
                                                909,549     641,318   1,424,405
                                             ==========  ==========  ==========

                                                                 June 30,
                                                           ---------------------
                                                              1998       1999
                                                           ---------- ----------
      Identifiable assets:
        Australasia....................................... 18,682,610 43,799,762
        Europe............................................  1,765,934  1,473,681
        North America.....................................  2,842,347    797,064
        Other.............................................    188,227  2,430,673
                                                           ---------- ----------
                                                           23,479,118 48,501,180
        Corporate assets..................................  7,006,183  2,976,240
                                                           ---------- ----------
                                                           30,485,301 51,477,420
                                                           ========== ==========

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


   Identifiable assets are those assets that are identified with the operation in each geographic area. Corporate assets are principally cash and short-term deposits.

NOTE 15: INCOME TAX

   The actual income tax expense attributable to net income differed from the amounts computed by applying local federal tax rates to income before taxes as a result of the following:

                                                     Year Ended June 30,
                                                -------------------------------
                                                  1997       1998       1999
                                                ---------  ---------  ---------
      Expected income tax expense at statutory
       rates..................................  1,351,883  2,657,809  2,448,691
      Tax effect of permanent and other
       differences:
        Over (under) provision for income tax
         in prior years.......................     (8,538)    (5,622)    16,195
        Writeback (deduction) allocated from
         investment in Partnership............        --    (600,609)   553,111
        Non-deductible expenses and other
         items................................    145,535     69,264    246,729
        Non-assessable income and other items.        --    (198,812)  (107,694)
        Amortization of goodwill..............    141,093    189,054    383,774
                                                ---------  ---------  ---------
                                                1,629,973  2,111,084  3,540,806
                                                =========  =========  =========
      The tax expense is split between:
        Current...............................  1,711,286  2,578,343  3,581,713
        Deferred..............................    (81,313)  (467,259)   (40,907)
                                                ---------  ---------  ---------
                                                1,629,973  2,111,084  3,540,806
                                                =========  =========  =========

                                                             June 30,
                                                        --------------------
                                                          1998       1999
                                                        ---------  ---------
      Deferred tax assets are comprised of timing
       differences on:
        Provisions not currently deductible for tax
         purposes for:
          Doubtful accounts............................   216,023     18,576
          Warranty.....................................    87,373    122,248
          Employee entitlements........................       --     283,397
          Security call--out...........................   146,003    136,601
          Extended warranty............................   295,046        --
          Stock obsolescence...........................       --     106,528
          Other........................................    29,130     59,962
        Sundry accruals................................    11,146     28,203
        Investment in partnership......................       --    (579,209)
        Capitalized monitoring costs...................       --    (241,430)
        Tax losses carried forward.....................   352,898  1,192,295
        Prepayments....................................  (120,967)   (69,612)
                                                        ---------  ---------
      Net deferred tax assets.......................... 1,016,652  1,057,559
                                                        =========  =========

   As of June 30, 1999 and 1998, no valuation allowances are deemed necessary as management expects to realize all tax losses carried forward as future tax deductions.

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


   As of June 30, 1999, the tax assets derived from Net Operating Loss carry forwards (NOLs) consist of NOL tax assets with expiration dates as follows:

             2005............................ $210,827
             2013............................   36,451
             2019............................  750,008
             No Expiration...................  195,009

NOTE 16: RELATED PARTY TRANSACTIONS

   At June 30, 1997, FAI Finance Corporation (NZ) Limited was related by the majority holding of the then ultimate parent entity of FFC and the Company, FAI Insurances Limited.

   Interest has been charged on all amounts due to or payable from all related parties.

   Management fees charged to or received from related parties are an apportionment of overhead costs incurred by the relevant related entity. During fiscal 1997 FAI Home Security Pty Limited incurred staff and administration costs on behalf of FAI Home Security Holdings Pty Limited whereas FAI Finance Corporation (NZ) Limited incurred costs to administer the New Zealand customer loan book.

   During the year ended June 30, 1997 royalties were paid to the Company's then ultimate parent entity, FAI Insurances Limited, for naming rights in relation to all business conducted by the Company. The basis of royalty payments was 6% of the final retail value of sales made by the Company entities and its distributors. No further royalties were charged for the use of the FAI trade name after July 1, 1997.

   FAI General Insurance Company Limited, a subsidiary of FAI Insurances Ltd, leases office space to FAI Home Security Pty Limited at a commercial rate.

                                                                  June 30,
                                                             -------------------
                                                               1998      1999
                                                             --------- ---------
      Amounts due to related party:
        Current liabilities:
          FAI Insurances Limited............................   619,233 1,313,400
          Integral Investments Limited......................       --  8,394,024
        Non-current liabilities:
          FAI Insurances Limited............................ 4,117,902 3,447,675

   The above loans from FAI Insurances Limited relate to the acquisition of FFC. Refer to Note 11 for further details on the terms and conditions of the loans.

   The above loan from Integral Investments Limited relate to the Ness Transaction. Refer to Note 18 for further details on the term and conditions of the loans.

   On June 23, 1999, due to a continued working capital deficit, Mr. Whitaker, the Company's Chief Financial Officer, took ownership and became, the sole director of FAI Home Distributors Pty Limited ("FHD"), previously owned and operated by the Company's distributor network. Mr. Whitaker receives no remuneration from FHD. FHD pays for all the Distributor Network's marketing and promotional expenses in Australia and New Zealand in return for a payment of approximately $45 for each SecurityGuard system sold in these regions. From time to time the Company supplies FHD with a short-term loan facility allowing FHD to cover short-term

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)

cash flow deficiencies caused by semi annual and annual conference costs. The short-term loan facilities are repayable on demand and bear interest at commercial rates. The net liabilities of FHD at June 30, 1999 were $795,000 based on unaudited financial statements. On July 20, 1999 FHD entered into an agreement with the Company whereby FHD agreed to pay the Company, in full 365 days from receipt of a notice requiring payment, all irrecoverable bad debts, incurred by the Company as a result supplying stock on credit to it's distributors. On July 20, 1999 Bradley D. Cooper entered into a deed guaranteeing the amounts owing to the Company by FHD.

                                                                      June 30,
                                                                    ------------
                                                                    1998  1999
                                                                    ---- -------
      Amounts due from related party:
        Current assets:
          FAI Home Distributors Pty Limited........................ --   217,516

                                       Year Ended June 30,
                                    -------------------------
                                      1997     1998    1999
                                    --------- ------- -------
      Net income is stated after
       the following items:
        Interest on direct
         advances to:
          FAI Insurances Limited..     60,046     --      --
        Non exclusive database
         license fee paid by
         FAI Insurances Limited
          to:
          FAI Home Security Pty
           Limited................        --  338,362     --
          FAI Home Security
           (ENZED) Limited........        --   72,207     --
        Royalty fees paid to:
          FAI Insurances Limited..  3,647,376     --      --
        Interest on loans paid to:
          FAI Insurances Limited..        --  216,629 377,071
        Interest on loans received
         from:
          FAI Home Security
           Holdings Pty Limited...        --   26,679     --
          FAI Finance Corporation
           (NZ) Limited...........    755,613     --      --
        Management fees paid to:
          FAI Finance Corporation
           (NZ) Limited...........     58,394     --      --
        Management fees received
         from:
          FAI Home Security
           Holdings Pty Limited...    559,002     --      --
        Office rentals paid to:
          FAI General Insurance
           Company Limited........    213,240 207,870 204,110
        Computer rentals paid to:
          FAI Home Security
           Holdings Pty Limited...     92,937     --      --

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)


NOTE 17: STOCK OPTION PLANS

The Company has two stock option plans.

   1997 Stock Option Plan. The Company has adopted the 1997 Stock Option Plan (the "1997 Plan"), under which the Compensation Committee may grant options to purchase up to an aggregate of 1,150,000 shares of Common Stock to management, employees and advisers of the Company. The 1997 Plan provides for the grant of stock options ("Options"), including incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory stock options that do not qualify as stock options under Section 422 of the Code ("Non-Statutory Options"). The Company has issued a total of 710,000 options under the 1997 Stock Option Plan, all at an exercise price of $10.00 per share, including 250,000 to Mr. Cooper, 90,000 to Mr. Youngman, 80,000 to Mr. Whitaker and 40,000 to Ms. Hilbert, granted on July 15, 1997 and 165,000 to Mr. Appleby and 85,000 to Mr. Knowles, granted on April 8, 1998. Each of these Options vests in annual 20% increments over a five year period, with the first 20% vested and exercisable on the first anniversary of the grant date, except that the 40,000 Options granted to Ms. Hilbert have vested and the 85,000 Options granted to Mr. Appleby, and 55,000 Options granted to Mr. Knowles, will vest in increments upon the Company achieving certain unit sales numbers outside of Australia and New Zealand prior to October 31, 2003.

   The Company has reserved 50,000 shares of Common Stock for issuance under its 1997 Non-Employee Director Stock Option Plan of which options to purchase 20,000 shares have been granted at an exercise price of $10.00 per share and options to purchase 7,500 shares have been granted at $10.6875 per share.

   1997 Non-Employee Director Stock Option Plan. The Company has adopted the 1997 Non-Employee Director Stock Option Plan, under which 50,000 shares of Common Stock have been authorized for issuance. Upon the closing of the Company's initial stock offering ("IPO"), all four non-employee directors at the time received options to purchase 5,000 shares of Common Stock at $10.00 per share under the 1997 Non-Employee Director Stock Option Plan. An additional 7,500 shares of Common Stock at $10.6875 per share were granted to the Company's non-employee directors on the day following the February 17, 1999 annual meeting. Commencing with the first annual meeting of the shareholders following the IPO, all non-employee directors continuing to serve as such will receive, on the day following each annual meeting, options to purchase an additional 2,500 shares of Common Stock at an exercise price equivalent to the market price of the stock on the date of such grant. All such grants will be Non-Statutory Options. The Options granted under the 1997 Non-Employee Director Stock Option Plan are exercisable beginning six months from the date of grant and expire on the tenth anniversary of such date.

NOTE 18: NESS TRANSACTION

 a) Ness transaction--

   Effective October 1, 1998, the Company purchased pursuant to an amended stock purchase agreement (the "Stock Purchase Agreement") all of the issued and outstanding common stock (the "IIHSL Shares") of Integrated International Home Security Limited ("IIHSL"), a British Virgin Islands holding company (the "IIHSL acquisition"). IIHSL is the holder of 75.04 percent of the issued and outstanding common stock of Ness Security Products Pty Limited ("Ness"). Ness is a leading manufacturer of security alarm products in Australia and the Company's sole supplier of the SecurityGuard alarm. The purchase price for the IIHSL Shares consisted of the following: (i) 400,000 shares of the Company's common stock, $0.001 par value per share (the "Common Stock"), (ii) warrants convertible into 360,000 shares of Common Stock at an exercise price of $13.00 per share, which will be exercisable through the year 2003; (iii) cash in the amount of $2,426,000 ($126,000 paid

                       HOME SECURITY INTERNATIONAL, INC.

                 (All amounts in US$ unless stated otherwise)

concurrent with the execution of the Stock Purchase Agreement and $2,300,000 paid upon closing of the transaction); (iv) a promissory note, secured by the IIHSL Shares, in the amount of $9,098,000 (discounted to $8,394,024 as at June 30, 1999 for financial reporting purposes), payable in installments of $400,000 on each of June 30,1999 (paid on July 7, 1999) and December 31, 1999, with the balance of the note due on June 30, 2000 ("Note"); and, (v) a non-refundable re-negotiation fee of $200,000 resulting from the conversion of the proposed cash payment of $9,098,000 to the promissory note referred to in
(iv).

   On April 9, 1999, the Company effectively purchased the remaining 24.96 percent of the issued and outstanding common stock of Ness (the "Ness acquisition") through a series of transactions in which: (i) Nazareno Circosta the principal management officer of Ness ("Circosta") agreed to enter into a Non-Competition Agreement with the Company in exchange for a cash payment of $656,700; (ii) Circosta agreed to purchase 277,778 shares of HSI Common Stock for $2,599,352; (iii) Ness agreed to redeem 260,000 shares of Ness ("Ness Shares") from Circosta Pty Limited, a company owned by Circosta as well as certain relevant employees, for $2,140,179 (collectively, the "Redemption Transaction"). In addition, Ness agreed to pay $3,066,776 to Circosta in exchange for Circosta terminating his existing employment contract and entering into a new employment contract with Ness.

   As a result of the Redemption Transaction, the Company's wholly-owned subsidiary, IIHSL, became the sole owner of Ness.

   The IIHSL and Ness acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at date of acquisition. This allocation has resulted in acquired goodwill of $12,039,658 relating to the IIHSL acquisition, and $2,171,096 relating to the Ness acquisition. Both goodwill amounts are being amortized on a straight-line basis over 20 years. The results of operations have been included in the consolidated financial statements since the acquisition dates.

   Pro Forma net income adjusted as though the 100% acquisition of IIHSL and Ness took place at the beginning of the periods being reported on is shown below.

                                                          Year Ended June 30,
                                                          --------------------
                                                           1997   1998   1999
                                                          ------ ------ ------
                                                             (in thousands
                                                            except per share
                                                                 data)
      Pro forma net sales................................ 34,956 49,540 48,545
      Pro forma income from operations...................  4,770 10,151  8,576
      Pro forma net income...............................  2,710  6,692  4,314
      Pro forma net income per common share
        Basic earnings per share.........................   0.52   1.15   0.74
        Diluted earnings per share.......................   0.52   1.13   0.74
      Pro forma weighted average number of shares
       outstanding
        Basic............................................  5,178  5,828  5,828
        Diluted..........................................  5,178  5,916  5,832

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of FAI Finance Corporation Pty Limited:

   We have audited the accompanying consolidated balance sheet of FAI Finance Corporation Pty Limited as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FAI Finance Corporation Pty Limited as of June 30, 1998 and 1997 and the results of its operations and its cash flows for each of the two years in the period ended 30 June 1998 in conformity with generally accepted accounting principles in the United States of America.

   The consolidated financial statements of FAI Finance Corporation Pty Limited as of and for the year ended June 30, 1999 which are presented solely for comparative purposes, were not audited by Independent Public Accountants.

                                          /s/ Arthur Andersen

Sydney
August 20, 1998

                            FAI FINANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                              For the Years Ended June 30,
                                            -----------------------------------
                                               1997        1998        1999
                                       Note    $US         $US          $US
                                       ---- ----------  ----------  -----------
                                                                    (Unaudited)
Interest income--other................       6,399,516   8,589,957   8,986,893
       --related party................  11         --          --       11,569
Interest expenses--related party......  11    (755,741) (1,297,681) (1,560,867)
       --other........................      (1,170,662) (1,154,521) (1,399,259)
                                            ----------  ----------  ----------
Net interest income...................       4,473,113   6,137,755   6,038,336
Management fee income--related party..  11      61,675      69,075      26,285
                                            ----------  ----------  ----------
Operating revenues....................       4,534,788   6,206,830   6,064,621
General and administrative expenses--
 other................................   4  (2,042,788) (3,001,603) (3,279,853)
Bad debts and allowance for losses....   2    (807,800)   (766,270) (1,223,732)
                                            ----------  ----------  ----------
Income before taxes...................       1,684,200   2,438,957   1,561,036
Income tax expense....................  10    (580,205)   (919,232)   (373,434)
                                            ----------  ----------  ----------
Net income............................       1,103,995   1,519,725   1,187,602
                                            ==========  ==========  ==========



  The accompanying notes are an integral part of these consolidated financial statements

                            FAI FINANCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            As of June 30,
                                                        -----------------------
                                                           1998        1999
                     ASSETS                       Note     $US          $US
                     ------                       ----- ----------  -----------
                                                                    (Unaudited)
Cash and cash equivalents........................     5    241,889     263,100
Receivables--related party.......................    11        --        9,223
Receivables                                           2
  Consumer loans.................................       38,138,274  42,851,279
  Business finance loans.........................          592,076   1,250,262
                                                        ----------  ----------
    Total receivables............................       38,730,350  44,101,541
  Less: Allowance for losses of receivables......     2    592,709   1,005,080
                                                        ----------  ----------
    Net receivables..............................       38,137,641  43,096,461
Prepaid expenses and other current assets........     6    873,729     399,928
Restricted Deposits.............................. 7, 14    913,553   1,109,904
Property, plant and equipment, net...............     8    410,415     475,356
Deferred income taxes............................    10    209,319     494,554
Intangibles......................................     9    232,387     231,661
                                                        ----------  ----------
    Total assets.................................       41,018,933  46,080,187
                                                        ==========  ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Bank overdraft...................................          441,916         --
Borrowing--Westpac Banking Corporation...........    14 16,260,681  19,897,335
Payables--trade..................................          637,975     558,471
Accrued liabilities..............................           55,532      69,421
Provision for interim dividend...................        1,857,700         --
Income tax payable...............................          375,645     209,084
Payables--related party..........................    11 20,582,441  21,703,833
                                                        ----------  ----------
    Total liabilities............................       40,211,890  42,438,144
                                                        ----------  ----------
Shareholders' equity
  Common stock ($A1.00 value; 100,000 shares
   authorized;
   50,002 shares outstanding)....................           36,976      36,976
  Additional paid in capital.....................          335,592   2,193,292
  Foreign currency translation reserve...........       (1,049,553) (1,259,855)
  Retained earnings..............................        1,484,028   2,671,630
                                                        ----------  ----------
    Total shareholders' equity...................          807,043   3,642,043
                                                        ----------  ----------
    Total liabilities and shareholders' equity...       41,018,933  46,080,187
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements

                            FAI FINANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                                             For the Years Ended June 30,
                                          -------------------------------------
                                             1997         1998         1999
                                              $US          $US          $US
                                          -----------  -----------  -----------
                                                                    (Unaudited)
                                                                    -----------
Cashflow from operating activities
  Net income............................    1,103,995    1,519,725    1,187,602
  Adjustments to reconcile net income to
   net cash
   from Operating activities:
    Depreciation........................       55,318      127,353      163,514
    Amortization of goodwill............       35,020       15,333       14,120
    Deferred taxes and income tax
     payable............................     (613,974)     364,378     (452,074)
    Provision for losses on term loans
     receivable.........................      279,192      150,871      376,509
    (Increase) decrease in operating
     assets:
      Prepaid expenses and other assets.     (450,320)    (332,444)     140,971
    Increase (decrease) in operating
     liabilities:
      Accounts payable..................        7,443      639,357     (138,073)
      Accrued liabilities...............       12,306       21,888       10,044
                                          -----------  -----------  -----------
        Net cash provided by operating
         activities.....................      428,980    2,506,461    1,302,613
                                          -----------  -----------  -----------
Cashflow from investing activities
  Additions to plant and equipment......     (258,225)    (273,951)    (209,736)
  Term loans funded.....................  (33,411,428) (53,485,579) (51,319,507)
  Collection of principal...............   23,706,843   38,112,514   48,291,690
                                          -----------  -----------  -----------
        Net cash used in investing
         activities.....................   (9,962,810) (15,647,016)  (3,237,553)
                                          -----------  -----------  -----------
Cashflow from financing activities
  Net proceeds from/(payments on)
   borrowings...........................     (420,924)   7,244,019    2,652,804
  Decrease in restricted deposits.......     (104,988)    (188,062)    (141,077)
  Receipts/(payments) from/(to) related
   parties..............................    8,679,306    7,094,301     (195,872)
  Increase (decrease) in bank overdraft.    1,530,134     (923,065)    (447,530)
                                          -----------  -----------  -----------
        Net cash provided by financing
         activities.....................    9,683,528   13,227,193    1,868,325
                                          -----------  -----------  -----------
Net increase (decrease) in cash held....      149,698       86,638      (66,615)
                                          -----------  -----------  -----------
Cash at the beginning of the financial
 period.................................       17,576      211,096      241,889
Effect of exchange rate change on cash
 held...................................       43,822      (55,845)      87,826
                                          -----------  -----------  -----------
Cash at the end of the financial period.      211,096      241,889      263,100
                                          ===========  ===========  ===========
Supplement disclosure of cashflow
 information
  Interest paid.........................      755,742    2,452,201    2,960,126
  Income taxes paid.....................    1,200,788      286,592    1,013,291

  The accompanying notes are an integral part of these consolidated financial statements

                            FAI FINANCE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                  Additional Accumulated  Cumulative       Total
                                   Paid-in    Retained    Translation  Shareholders'
                          Amount   Capital    Earnings    Adjustment      Equity
                            $US      $US         $US          $US           $US
                          ------- ---------- -----------  -----------  -------------
BALANCE, JUNE 30, 1996..  $36,976 $ 335,592  $   718,008  $    36,578   $ 1,127,154
Comprehensive income....                       1,103,995     (100,679)    1,003,316
                          ------- ---------  -----------  -----------   -----------
BALANCE, JUNE 30, 1997..   36,976   335,592    1,822,003      (64,101)    2,130,470
Comprehensive income....                       1,519,725     (985,452)      534,273
Cash dividend declared
 ($36.15 per share).....                      (1,857,700)                (1,857,700)
                          ------- ---------  -----------  -----------   -----------
BALANCE, JUNE 30, 1998..   36,976   335,592    1,484,028   (1,049,553)      807,043
Comprehensive income....                       1,187,602     (210,302)      977,300
Additional paid-in
 capital................          1,857,700                               1,857,700
                          ------- ---------  -----------  -----------   -----------
BALANCE, JUNE 30, 1999*.   36,976 2,193,292    2,671,630   (1,259,855)    3,642,043
                          ======= =========  ===========  ===========   ===========

--------
*The movements from July 1, 1998 to June 30, 1999 are unaudited.





  The accompanying notes are an integral part of these consolidated financial statements

                            FAI FINANCE CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 a) Nature of Business--

   FAI Finance Corporation Pty Ltd was incorporated in New South Wales, Australia on October 15, 1991 and FAI Finance Corporation (NZ) Ltd was incorporated in Auckland, New Zealand on May 23, 1996. The capital stock of FAI Finance Corporation (NZ) Ltd are owned by FAI Finance Corporation Pty Ltd.

   FAI Finance Corporation Pty Ltd and FAI Finance Corporation (NZ) Ltd, collectively ("FFC") or ("FAI Finance Corporation") is a consumer and business finance company operating in Australia and New Zealand. The main business activity of FFC is the sale and management of consumer, commercial and business finance products. Currently more than 74 percent of all consumer loans rise from Home Security International, Inc's ("the Company") distributor network in Australia and New Zealand.

 b) Principles of Consolidation and Basis of Preparation--

   The accompanying consolidated financial statements comprise the accounts of FAI Finance Corporation Pty Limited and its controlled entity FAI Finance Corporation (NZ) Ltd and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

   All intercompany accounts and transactions have been eliminated.

 c) Cash and Cash Equivalents--

   Cash equivalents consist of short-term investments with maturities of three months or less and are stated at cost, which approximates market.

 d) Foreign Currencies--

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

 f) Income Taxes--

   FFC accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            FAI FINANCE CORPORATION

 g) Receivables--

   Receivables are presented net of unearned interest. Unearned interest is amortized to interest income using the effective interest method over the life of the related loan or commitment period.

 h) Allowance for Losses--

   The allowance for losses of receivables is established through direct charges to income. The allowance for losses is determined by management after analysis of the current trend in the loan portfolio including charge offs, loan arrears and recoveries. FFC has adopted the policy of charging off receivables for which no loan installment has been received in the last six months.

 i) Property Plant and Equipment--

   Property plant and equipment are recorded at cost. Maintenance and repairs are expensed in the period to which they relate. Depreciation on property plant and equipment is calculated using the straight-line method over the following estimated useful lives of the assets:

                                                 Years
                                                 -----
             Office equipment...................  7.7
             Plant..............................  6.0
             Motor vehicles.....................  6.5
             Computer equipment.................  4.0
             Leasehold improvements.............  6.0

 j) Research and Development--

   FFC has no significant research and development activities.

 k) Pension and Other Benefit Plans--

   FFC contributes to pension plans on behalf of its employees. The pension plans are accumulation funds and FFC has no liability to members under the plans. FFC charges all contributions as expenses when incurred. FFC contributed a total of $78,909 to pension plans during fiscal year ended June 30, 1999 compared to $53,495 in fiscal year ended June 30, 1998. FFC has no other pension or other employment benefit plans.

 l) Derivative Financial Instruments--

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

 m) New Accounting Pronouncements--

   Organizations that set accounting standards in the United States have issued several accounting pronouncements that the Company will be required to adopt in future reporting periods.

   SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1999 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It

                            FAI FINANCE CORPORATION
requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As issued, this Statement is effective for all fiscal quarters, beginning after June 15, 1999, with earlier application encouraged. Subsequently, in June 1999, SFAS No 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" was issued. This pronouncement changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. Management of the Company is evaluating this new pronouncement to determine its impact upon future reporting.

   AICPA Statement of Position 98-1 ("Accounting for the Costs of Computer Software Developed or Obtained for Internal Use") provides guidance on accounting for the costs of computer software developed or obtained for internal use, generally requiring direct development costs to be capitalized while training and data conversion costs should be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. Management anticipates the adoption of this pronouncement in fiscal year 1999 will not have a material impact on its financial statements. Home Security International, Inc. is currently in the process of installing and implementing a new manufacturing and accounting software package, for which the accounting treatment has been substantially consistent with the new accounting rule.

   SFAS No. 132 "Employers, Disclosure about Pensions and Other Post Retirement Benefits" was issued in February 1998 and has been adopted by the Company effective July 1, 1998. This new pronouncement standardizes employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. Adoption of this standard will not have a material impact on the Company's financial position or results of operations.

NOTE 2: LENDING ASSETS

   Lending assets include loan receivables.

 a) Diversification of Credit Risk--

   FFC predominantly lends to consumers. There are no individual loans which exceed 5% of the lending assets at June 30, 1998 and June 30, 1999.

 b) Contractual Maturity of Loan Receivables (unaudited)--

   The contractual maturities of FFC's receivables at June 30, 1999 are due as follows:

                                                           After 2001
                                      1999 $US   2000 $US     $US     Total $US
                                     ---------- ---------- ---------- ----------
      Consumer loans................ 21,343,443 17,206,270 4,301,566  42,851,279
      Business finance loans........    875,183    375,079       --    1,250,262
                                     ---------- ---------- ---------  ----------
          Total loans............... 22,218,626 17,581,349 4,301,566  44,101,541
                                     ========== ========== =========  ==========

   The average yield on FFC's receivables at June 30, 1999 was 22.53% per annum.

 c) Allowance for Losses--

                                                                  June 30,
                                                             -------------------
                                                              1998
                                                               $US    1999 $US
                                                             ------- -----------
                                                                     (Unaudited)
      Balance at the beginning of the year.................. 550,974    592,709
      Provision for losses..................................  41,735    412,371
                                                             -------  ---------
      Balance at the end of the year........................ 592,709  1,005,080
                                                             =======  =========

                            FAI FINANCE CORPORATION

   FFC maintains an allowance for losses of receivables based upon management's best estimate of future possible losses in the portfolio of receivables. Management's estimate is based upon current economic conditions, previous loss history, and knowledge of clients' financial position. Changes in these estimates could result in an increase in the reserves maintained.

 d) Bad Debts and Allowance for losses--

   Bad debts and allowance for losses comprise:

                                                        Years Ended June 30,
                                                     ---------------------------
                                                      1997    1998      1999
                                                       $US     $US       $US
                                                     ------- ------- -----------
                                                                     (Unaudited)
      Increase in allowance for losses.............. 279,193  41,735    412,371
      Bad debts charged off......................... 528,607 724,535    811,361
                                                     ------- -------  ---------
          Total..................................... 807,800 766,270  1,223,732
                                                     ======= =======  =========

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

NOTE 4: GENERAL AND ADMINISTRATIVE EXPENSES

   The following table sets forth a summary of the major components of general and administrative expenses:

                                                      Years Ended June 30,
                                                 -------------------------------
                                                   1997      1998       1999
                                                    $US       $US        $US
                                                 --------- --------- -----------
                                                                     (Unaudited)
      Employee salaries.........................   836,372 1,255,840  1,619,349
      Communications............................   315,020   303,533    426,305
      Space costs...............................   104,812   190,607    211,917
      Legal fees................................    81,337    92,107    109,333
      Depreciation..............................    55,318   127,355    161,050
      Research information......................    99,591   133,126    158,706
      Office expenses...........................   175,695   379,379    243,740
      Travel....................................     6,319    59,200     77,650
      Bank charges..............................    72,081   140,893    114,920
      Other.....................................   296,243   319,563    156,883
                                                 --------- ---------  ---------
          Total................................. 2,042,788 3,001,603  3,279,853
                                                 ========= =========  =========

NOTE 5: CASH

                                                                  June 30,
                                                             -------------------
                                                              1998      1999
                                                               $US       $US
                                                             ------- -----------
                                                                     (Unaudited)
      Cash on hand..........................................     594       651
      Cash at bank.......................................... 241,295   262,449
                                                             -------   -------
                                                             241,889   263,100
                                                             =======   =======

                            FAI FINANCE CORPORATION

NOTE 6: PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                  June 30,
                                                             -------------------
                                                              1998      1999
                                                               $US       $US
                                                             ------- -----------
                                                                     (Unaudited)
      Prepayments...........................................  25,208    14,599
      Sundry debtors........................................ 848,521   385,329
                                                             -------   -------
                                                             873,729   399,928
                                                             =======   =======

NOTE 7: RESTRICTED DEPOSITS

                                                                  June 30,
                                                             -------------------
                                                              1998      1999
                                                               $US       $US
                                                             ------- -----------
                                                                     (Unaudited)
      Deposits--Westpac Banking Corporation................. 913,553  1,109,904
                                                             -------  ---------
                                                             913,553  1,109,904
                                                             =======  =========

   Access to the funds in this account is restricted in accordance with the Receivables Purchase Agreement entered into with Westpac Banking Corporation. Refer to Note 14.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

                                                                 June 30,
                                                           ---------------------
                                                             1998       1999
                                                             $US         $US
                                                           --------  -----------
                                                                     (Unaudited)
      Office equipment....................................  165,836    173,332
      Plant...............................................   32,587     67,515
      Motor vehicles......................................   73,121    151,948
      Computer equipment..................................  246,211    366,866
      Leasehold improvements..............................   77,200     80,995
      Less: Accumulated depreciation...................... (184,540)  (365,300)
                                                           --------   --------
                                                            410,415    475,356
                                                           ========   ========

NOTE 9: INTANGIBLES

                                                                 June 30,
                                                            --------------------
                                                             1998       1999
                                                              $US        $US
                                                            -------  -----------
                                                                     (Unaudited)
      Goodwill on investment............................... 278,864    295,737
      Less: Accumulated amortization....................... (46,477)   (64,076)
                                                            -------    -------
                                                            232,387    231,661
                                                            =======    =======

   Goodwill represents the excess of the purchase price paid by FAI Insurances Limited, over the fair value of assets acquired when FAI General Insurance Company Limited acquired the shares in Secure Home Finance Pty

                            FAI FINANCE CORPORATION

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

NOTE 10: INCOME TAX

   The actual income tax expense attributable to net income differed from the amounts computed by applying local federal tax rate to net income before taxes as a result of the following:

                                                      Years Ended June 30,
                                                  -----------------------------
                                                    1997     1998      1999
                                                    $US       $US       $US
                                                  --------  ------- -----------
                                                                    (Unaudited)
      Expected income tax expense at statutory
       rates....................................   591,684  852,599   325,164
      Tax effect of permanent and other
       differences:
        Over provision for income tax in prior
         years..................................   (42,152)     --        --
        Non-deductible expenses and other items.    24,336   61,113    43,187
        Amortization of goodwill................     6,337    5,520     5,083
                                                  --------  -------  --------
                                                   580,205  919,232   373,434
                                                  ========  =======  ========
      The tax expense is split between:
        Current.................................   710,273  880,302   658,669
        Deferred................................  (130,068)  38,930  (285,235)
                                                  --------  -------  --------
                                                   580,205  919,232   373,434
                                                  ========  =======  ========

                                                              June 30,
                                                         --------------------
                                                          1998        $US
                                                           $US       1999
                                                         -------  -----------
                                                                  (Unaudited)
      Deferred tax assets are comprised of timing
       differences on:
        Provisions not currently deductible for tax
         purposes for:
          Doubtful debts................................ 192,179    313,702
          Leave.........................................  17,948     22,914
          Other.........................................   3,648        --
        Sundry accruals.................................   4,205    186,345
        Deferred costs..................................  (5,374)   (23,982)
        Prepayments.....................................   4,972     (4,425)
        Tax losses carried forward......................  (8,259)       --
                                                         -------    -------
      Net deferred tax asset............................ 209,319    494,554
                                                         =======    =======

NOTE 11: RELATED PARTY TRANSACTIONS

   FAI Home Security (NZ) Trust, FAI Home Security Holdings (New Zealand) Limited and FAI General Insurance Company Ltd, each of which is owned by FAI Insurances Limited, are related by the 50 percent holding of FAI Insurances Limited, in FAI Finance Corporation Pty Limited as at June 30, 1999.

                            FAI FINANCE CORPORATION

   FAI Home Security Pty Limited, which is owned by the Company, is related by its 50 percent holding in FAI Finance Corporation Pty Limited as at June 30, 1999.

   Cervale Pty Limited ("Cervale") is related by the 100% holding of Bradley
D. Cooper, the Company's Chief Executive Officer, in Cervale.

   Management fees charged to related parties are an allocation of overhead costs incurred by the relevant related entity. FAI Finance Corporation (NZ) Limited incurred costs to administer the FAI Home Security Holdings (New Zealand) Limited's New Zealand customer loans book.

                                                                 June 30,
                                                          ----------------------
                                                             1998       1999
                                                             $US         $US
                                                          ---------- -----------
                                                                     (Unaudited)
      Amounts due from related party:
        Non Current Liabilities..........................
        FAI Home Security Holdings (New Zealand).........        --       9,223
      Limited............................................

                                                                 June 30,
                                                          ----------------------
                                                             1998       1999
                                                             $US         $US
                                                          ---------- -----------
                                                                     (Unaudited)
      Amounts due to related party:
        Non Current Liabilities..........................
          FAI Insurances Limited.........................  9,563,073 11,323,505
          FAI General Insurance Company Ltd.............. 10,424,200 10,380,328
          FAI Home Security Pty Limited..................    309,617        --
          FAI Home Security Holdings (New Zealand) ......    285,551        --
      Limited............................................
                                                          ---------- ----------
                                                          20,582,441 21,703,833
                                                          ========== ==========

   The above loans are unsecured, bear interest at the Westpac Bank indicator rate and are repayable on demand, with the exception of the FAI Insurances Limited, FAI General Insurance Company Ltd and FAI Home Security Pty Limited loans. The FAI Insurances Limited and FAI General Insurance Company Ltd loans were non-interest bearing and repayable on demand as at December 31, 1997. As from January 1, 1998, these two loans bear interest at the Westpac Bank indicator rate. The FAI Home Security Pty Limited loan was non-interest bearing and repayable on demand. As from January 1, 1998, FAI Insurances Limited and FAI General Insurances Company Ltd, together, agreed to match funding provided by FAI Home Security Pty Limited to FFC. These loans were non-interest bearing and repayable on demand. As at June 30, 1999 these non-interest bearing loans had been paid in full.

                            FAI FINANCE CORPORATION

                                                       Years Ended June 30,
                                                    ---------------------------
                                                     1997    1998      1999
                                                      $US     $US       $US
                                                    ------- ------- -----------
                                                                    (Unaudited)
      Net income is stated after the following
       items:
        Interest on loans paid by FAI Finance
         Corporation (NZ) Limited to:
          FAI Home Security (NZ) Trust............  754,176 314,582       --
          FAI Home Security Holdings (New Zealand)
           Limited................................    1,565  28,957       --
        Interest on loans paid by FAI Finance
         Corporation Pty Limited to:
          FAI General Insurance Company Ltd.......      --  414,619   838,029
          FAI Insurances Ltd......................      --  539,523   722,838
        Interest on loans received by FAI Finance
         Corporation Pty Limited From:
          Cervale Pty Limited.....................      --      --     11,569
        Management fees received by FAI Finance
         Corporation (NZ) Limited from:
          FAI Home Security Holdings (New Zealand)
           Limited................................   61,675  40,701    26,285
          Vision Publishing Pty Limited...........      --   28,374       --
        Office rentals paid by FAI Finance
         Corporation Pty Limited to:
          FAI General Insurance Company Limited...   51,535  98,503   118,322

NOTE 12: FAIR VALUE DISCLOSURES

   SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information for certain financial instruments, for which it is practicable to estimate that value. Since there is no well-established market for many of FFC's assets, fair values are estimated using present value and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. These assumptions are inherently judgmental and changes in such assumptions could significantly affect fair value calculations. The derived fair value estimates may not be substantiated by comparison to independent markets and may not be realized in immediate liquidation of the instrument.

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

                            FAI FINANCE CORPORATION

NOTE 13: SEGMENT INFORMATION

   FFC operates principally in one industry segment being consumer finance. The Company's identifies its segments based on management responsibility within Australia and New Zealand. No single customer accounts for more than 10% of the Company's revenues.

   Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" SFAS No. 131 introduces a new model for segment reporting called the " management approach". The management approach is based on the way that the chief operating decision maker, or decision making group, organize segments within the company for making operating decisions and assessing performance. FFC's operating decision making group consists of various members of management. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different geographic markets.

   The Company's reportable segments are Australia and New Zealand. Information about the Company's reportable segments split by geographic location is shown below.

                                                      Years Ended June 30,
                                                 -------------------------------
                                                   1997      1998       1999
                                                    $US       $US        $US
                                                 --------- --------- -----------
                                                                     (Unaudited)
      Net interest income:
        Australia............................... 3,496,927 4,452,019  4,582,786
        New Zealand.............................   976,186 1,685,736  1,455,550
                                                 --------- ---------  ---------
                                                 4,473,113 6,137,755  6,038,336
                                                 ========= =========  =========
      Operating revenues:
        Australia............................... 3,496,927 4,480,393  4,754,652
        New Zealand............................. 1,037,861 1,726,437  1,309,970
                                                 --------- ---------  ---------
                                                 4,534,788 6,206,830  6,064,622
                                                 ========= =========  =========
      Bad debts and allowance for losses:
        Australia...............................   754,141   579,972    799,053
        New Zealand.............................    53,659   186,298    424,679
                                                 --------- ---------  ---------
                                                   807,800   766,270  1,223,732
                                                 ========= =========  =========
      Net income:
        Australia...............................   750,864 1,021,385    800,645
        New Zealand.............................   353,131   498,340    386,956
                                                 --------- ---------  ---------
                                                 1,103,995 1,519,725  1,187,601
                                                 ========= =========  =========

                                                                 June 30,
                                                          ----------------------
                                                             1998       1999
                                                             $US         $US
                                                          ---------- -----------
                                                                     (Unaudited)
      Identifiable assets
        Australia........................................ 30,225,503 36,324,849
        New Zealand...................................... 10,793,430  9,755,338
                                                          ---------- ----------
                                                          41,018,933 46,080,187
                                                          ========== ==========

                            FAI FINANCE CORPORATION

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

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

   Under the Receivables Purchase Agreement, FAI General Insurance Company Limited must maintain a subordinated loan with Westpac equal to the greater of $2,627,000 and 25% of the outstanding sold receivable in the first year or not less than 20% in subsequent years. The right of FAI General Insurance Company Limited to receive interest and principal repayments in respect of the loan are subject to Westpac's prior ranking as agreed between the parties. FAI General Insurance Company Limited has agreed to provide a subordinated loan to Westpac to a maximum of $6,567,000.

   FFC is required to maintain a cash reserve account (restricted deposit) with Westpac, the balance of which is not less than the greater of $657,000 and 5% of the outstanding principal on sold receivables. Interest on the cash reserve account is only paid after the interest obligations under the Westpac loan and subordinated loan have been met. The balance of the account is only available to FFC after all outstanding obligations to Westpac and the sub-ordinated loans have been met.

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

   The current limit of the facility provided by Westpac is $32,835,000 (utilized at June 30, 1999--$19,897,000). The scheduled commitment termination date for the Receivables Purchase Agreement is the third anniversary of the date the agreement was entered into. This date may be extended at the sole discretion of Westpac on the second or any subsequent anniversary of the Agreement for a further period of one year. If FFC wants an extension of the scheduled commitment termination date it must give a written request to Westpac at least 60 days before the relevant anniversary. If Westpac agrees, it must give written notice to FFC not later than the day of the relevant anniversary.

NOTE 15: DERIVATIVES

   FFC has entered an interest rate collar with Westpac. Under the collar FFC has capped its interest payable on a notional borrowing of $32,385,000 at 13.5% per annum, until August 14, 2001. FFC has also set a floor on the same notional principal and maturity, at 5.75% per annum.