Form 10-Q
period 1999-10-30
HOME SECURITY INTERNATIONAL INC
filed 1999-11-08
CIK 1038262

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 1999.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number
                                   001-14502

                            ----------------------


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

                               [X]Yes     [ ] No

  Number of Shares of Common Stock Outstanding on November 5, 1999: 5,828,278

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       HOME SECURITY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                           June 30,     September 30,
                                                                      --------------------------------
                                                           NOTE             1999            1999
                                                                             $US             $US
                                                           -------------------------------------------
ASSETS
------
Current assets
     Cash and cash equivalents                                           2,976,240        1,158,221
     Accounts receivable - related party                                   217,516          568,831
     Accounts receivable - trade, net                                    3,190,633        4,120,995
     Inventories                                                  2      6,974,109        6,495,126
     Prepaid expenses and other current assets                           1,508,016        1,757,205
                                                                      ------------------------------
          Total current assets                                          14,866,514       14,100,378
                                                                      ------------------------------
Non-current assets
     Investments in affiliated companies                                 7,874,928        7,850,084
     Intangibles, net                                                   23,014,184       22,663,023
     Other non-current assets                                            5,721,794        5,590,618
                                                                      ------------------------------
          Total non-current assets                                      36,610,906       36,103,725
                                                                      ------------------------------
          Total assets                                                  51,477,420       50,204,103
                                                                      ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Bank overdraft                                                        150,938                -
     Note payable - FAI Insurance Group                                  1,313,400        1,304,400
     Note payable - Integral Investments Limited                         8,394,024        8,132,668
     Income tax payable                                                  1,355,696          966,838
     Other current liabilities                                           6,635,939        6,062,782
                                                                      ------------------------------
          Total current liabilities                                     17,849,997       16,466,688
                                                                      ------------------------------
Non-current liabilities
     Note payable - FAI Insurance group                                  3,447,675        3,424,050
     Accrued security callout                                              147,564          110,430
     Other non-current liabilities                                         958,531          926,071
                                                                      ------------------------------
          Total non-current liabilities                                  4,553,770        4,460,551
                                                                      ------------------------------
          Total liabilities                                             22,403,767       20,927,239
                                                                      ------------------------------
Stockholders' equity
     Preferred stock $.001 value; 1,000,000 shares authorized,
        none outstanding                                                         -                -
     Common stock $.001 value; 20,000,000 shares authorized and
        5,828,278 shares issued and outstanding as of June 30,
        1999 and September 30, 1999 Respectively.                            5,828            5,828
     Additional paid-in capital                                         22,309,708       22,309,708
     Warrants                                                              504,000          504,000
     Secured Note                                                       (2,375,000)      (2,375,000)
     Accumulated other comprehensive loss                         3       (452,532)        (534,971)
     Retained earnings                                                   9,081,649        9,367,299
                                                                      ------------------------------
       Total stockholders' equity                                       29,073,653       29,276,864
                                                                      ------------------------------
       Total liabilities and stockholders' equity                       51,477,420       50,204,103
                                                                      ------------------------------

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HOME SECURITY INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                 September 30,
                                                                 ------------------------------------------
                                                                         1998                       1999
                                                     NOTE                $US                        $US
Net Sales                                                              10,226,238                 9,520,074
Cost of goods sold                                                     (5,861,610)               (4,772,977)

                                                                 ------------------------------------------
Gross profit                                                            4,364,628                 4,747,097
General and administrative expenses                                    (1,733,622)               (3,256,959)
Amortization and depreciation                                            (173,491)                 (623,199)
Research and development expenses                                               -                  (207,014)
                                                                 ------------------------------------------
Income from operations                                                  2,457,515                   659,925
Interest income                                                           115,497                    67,720
Interest expenses  - related party                                        (98,783)                  (91,385)
                   - other                                                 (1,204)                 (172,631)
                                                                 ------------------------------------------
Income before taxes and equity in income of
 affiliated companies and minority interest                             2,473,025                   463,629
Income tax expense                                                       (916,864)                 (206,789)
                                                                 ------------------------------------------
Income before equity in income of
 affiliated companies and minority interest                             1,556,161                   256,840
Equity in income of affiliated companies                4                  48,452                    28,811
                                                                 ------------------------------------------
Net income                                                              1,604,613                   285,651
                                                                 ==========================================
Net income per common share
     Basic earnings per share                                               $0.31                     $0.05
     Diluted earnings per share                                             $0.31                     $0.05
Weighted average number of shares outstanding
     Basic                                                              5,150,500                 5,828,278
     Diluted                                                            5,162,457                 5,828,278

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                   ------------------------------------
                                                                           1998              1999
                                                                           $US               $US
                                                                   ------------------------------------
                                                                   ------------------------------------
Net cash provided by/(used in) operating activities                          224,695           (605,414)
                                                                   ------------------------------------
Cashflow from investing activities
       Other cash inflows from investing activities                         (610,855)          (631,847)
                                                                   ------------------------------------
              Net cash used in investing activities                         (610,855)          (631,847)
                                                                   ------------------------------------
Cashflow from financing activities
       Other cash outflows from financing activities                               -           (549,904)
                                                                   ------------------------------------
              Net cash provided by/(used in) financing activities                  -           (549,904)
                                                                   ------------------------------------
Net decrease in cash held                                                   (389,160)        (1,787,165)
                                                                   ------------------------------------
Cash at the beginning of the financial period                              7,006,183          2,976,240
Effect of exchange rate change on cash                                      (271,686)           (30,854)
                                                                   ------------------------------------
Cash at the end of the financial period                                    6,348,337          1,158,221
                                                                   ====================================
Supplemental disclosure of cashflow information:
       Interest paid                                                          99,988             93,106
       Income taxes paid                                                     148,632            496,448

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

   The financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended June 30, 1999 and the footnotes thereto included in the Company's Annual Report on Form 10-K.

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

                       HOME SECURITY INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

NOTE 2: INVENTORIES                                            June 30,            September 30,
                                                     --------------------------------------------
                                                                1999                   1999
                                                                $US                    $US
                                                     --------------------------------------------
Finished goods                                                3,527,596                 2,864,046
Work in progress                                                288,382                   331,880
Raw materials                                                 3,158,131                 3,299,200
                                                     --------------------------------------------
                                                              6,974,109                 6,495,126
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

     Total Comprehensive Income for the three-month periods ended September 30, 1998 and 1999 was as follows:

                                                                 Three Months Ended
                                                                    September 30,
                                                     ---------------------------------------
                                                            1998                   1999
                                                            $US                    $US
                                                     ---------------------------------------
Net Income                                               1,604,613               285,651
Other comprehensive income:
      Foreign currency translation adjustment             (200,900)              (82,439)
                                                     ---------------------------------------
Total comprehensive income                               1,403,713               203,212
                                                     =======================================

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

                                                               Three months Ended
                                                                  September 30,
                                                     ---------------------------------------
                                                             1998                  1999
                                                             $US                    $US
                                                     ---------------------------------------
Net interest income                                        2,102,711              2,272,051
Net income                                                   236,234                210,576

   Reconciliation of equity in income of affiliated companies for the three-month period ended September 30, 1998 and 1999 is shown below.

                                                                   Three Months Ended
                                                                     September  30,
                                                     ---------------------------------------
                                                               1998                 1999
                                                               $US                   $US
                                                     ---------------------------------------
50 percent of Net income of affiliated company - FFC            118,117             105,288
Amortization of goodwill - FFC                                  (69,665)            (76,477)
                                                     ---------------------------------------
Equity in income of affiliated companies                         48,452              28,811
                                                     =======================================

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


Comparison of three months ended September 30, 1999 and September 30, 1998.

     Net Sales: Net sales decreased by $0.7 million or 7% from $10.2 million for the three months ended September 30, 1998 to $9.5 million for the three months ended September 30, 1999. Included in net sales for the three months ended September, 1999 was $2.6 million in net sales from IIHSL relating to Direct Retail Sales of manufactured goods to third party customers other than the Company ("Direct Retail Sales"). Because the Company acquired IIHSL in October 1998 there were no Direct Retail Sales for the three months ended September 30, 1998. Distributor sales decreased by $3.7 million or 37% from $9.9 million for three months ended September 30, 1998 to $6.2 million for the three months ended September 30, 1999. The reduction of Distributor sales was primarily a result of a 40% decline in unit sales.

     Units sold in the Australian market decreased 39% from 11,092 units for the three months ended September 30, 1998 to 6,795 units for the three months ended September 30, 1999. Units sold in New Zealand decreased 65% from 1,601 units for the three months ended September 30, 1998 to 553 units for the three months ended September 30, 1999. The decline in number of units sold in Australia and New Zealand is attributable to a reduction in the number of Distributor offices currently selling in the Australian and New Zealand markets. The number of units sold in the South African market decreased 85% during the three months ended September 30, 1999 to 90 as compared to 608 for the three months ended September 30, 1998. The decline in units sold in South Africa was attributable to returning the focus in the South African operation to rural areas after test selling in major city areas proved unsuccessful.

     Unit sales in Europe and the United Kingdom increased 7% from 1,368 units for the three months ended September 30, 1998 to 1,465 for the three months ended September 30, 1999. The Company has begun allocating resources no longer required in Europe into the United States market to establish a foundation from which to grow the U.S. distribution network.

     The Company's online monitoring program is being rolled out in Australia and New Zealand. The Company currently has in excess of 4,000 monitored lines, 1,790 of these being installed during the three months ended September 30, 1999. The Company intends to expand its on-line monitoring program, including both upgrade and point of sale, in the Australian and New Zealand operations in the fourth quarter of Fiscal 1999. All setup and development expenses relating to the on-line monitoring program have been expensed as incurred.

     Cost of Goods Sold--other: Cost of goods sold decreased 19% from $5.9 million for the three months ended September 30, 1998 to $4.8 million for the three months ended September 30, 1999. As a percentage of net sales, cost of goods sold decreased 7% from 57% for the three months ended September 30, 1998 to 50% for the three months ended September 30, 1999. The reduction in cost of goods as a percentage of net sales is attributable to the acquisition of IIHSL. The acquisition of IIHSL enabled the Company (on a consolidated basis) to capture the IIHSL gross margin reflected in the reduction of the Company's cost of goods sold. As a result, the Company's gross margin as a percentage of sales increased 7% from 43% for the three months ended September 30, 1998 to 50% for the three months ended September 30, 1999.

     General and Administrative Expenses: General and administrative expenses were $3.3 million for the three months ended September 30, 1999, compared to $1.7 million for the three months ended September 30, 1998. Total general and administrative expenses, as a percentage of net sales, increased 17% to 34% for the three months ended September 30, 1999 compared to 17% for the three months ended September 30, 1998. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to (i) the inclusion of expenses relating to IIHSL of $0.8 million; (ii) market research, consulting and travel expenses incurred by the Company in Australia and New Zealand relating to the Task Force program ("Task Force") implemented by the Company in June 1999. The reinvented sales program developed by the Task Force is to be launched in early November 1999. The Company expects the benefits of these expenses to be realized over the next three quarters and thereafter; and (iii) The Company also incurred additional expenses during the three months ended September 30, 1999 relating to the establishment of the on-line monitoring and start-up expenses for the establishment of the United States market.

     Amortization and depreciation: Amortization and depreciation increased 200% from $0.2 million for the three months ended September 30, 1998 to $0.6 million for the three months ended September 30, 1999. Amortization of goodwill increased 143% from $0.14 million for the three months ended September 30, 1998 to $0.34 million for the three months ended September 30, 1999. The increase was directly attributable to the inclusion of amortization relating to the goodwill recorded upon the acquisition of IIHSL for the three months ended September 30, 1999.

     Research and Development: Research and Development expenses for the three months ended September 30, 1999 represents costs incurred by IIHSL in relation to product approvals and the design and development of new products.

     Income From Operations: Income from operations decreased 72% from $2.5 million for the three months ended September 30, 1998 to $0.7 million for the three months ended September 30, 1999. The decrease in income from operations reflects the reduction in unit sales experienced in the three months ended September 30, 1999.

     Interest Income: Interest income remained stable at $0.1 million for the three months ended September 30, 1999 and 1998, respectively.

     Interest Expense--related party: Interest expense--related party is derived from the vendor financed loan initiated as part of the FFC Transaction on December 31, 1997. Interest expense--related party remained stable at $0.1 million for the three months ended September 30, 1999 and 1998, respectively.

     Interest Expense--other: Interest expense--other for the three months ended September 30, 1999 was $0.2 million. The interest charge for the three months ended September 30, 1999 consisted of a non-cash imputed interest charge $0.2 million recorded in order to comply with the United States Generally Accepted Accounting Principles ("U.S. GAAP") purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a premium to be recorded for debt securities issued with an interest rate fixed materially above or below the effective rate or current yield of an otherwise comparable security. The interest charge is only reflected in the three months ended September 30, 1999 since IIHSL was acquired in October 1998.

     Income Tax Expense: The effective rate of tax increased from 37.1% for the three months ended September 30, 1998 to 44.6% for three months ended September 30, 1999. This increase is primarily attributable to the non-deductible amortization of goodwill generated from the acquisition of IIHSL during the three months ended September 30, 1999 of $0.15 million ($0.05 million tax effect).

     Equity in Income of Affiliated Companies: Equity in income of affiliates decreased by 40% from $48,000 for the three months ended September 30, 1998 to $29,000 for the three months ended September 30, 1999. This was calculated by taking the Company's 50% share of FFC's net income of $105,000 for the three months ended September 30, 1999 and deducting amortization of goodwill for the same period of $76,000.

     Net Income: Net income decreased 81% from $1.6 million for the three months ended September 30, 1998 to $0.3 million for the three months ended September 30, 1999.

Liquidity and capital resources

     The principal source of the Company's liquidity historically has been cashflow from operations. The Company currently has a $0.7 million credit facility with Westpac Banking Corporation. The Company is currently negotiating an increase in its credit facility to up to $2.0 million. Furthermore, the Company is investigating a securitization program for its on-line monitoring program.

     The Company has payment obligations of $400,000 on December 31, 1999 and $8,298,000 on June 30, 2000 pursuant to the promissory note ("the Ness Note") originating from the acquisition of Integrated International Home Security Limited. The Company has experienced significant decline in cashflows from operations in the last quarter of fiscal 1999 and the first quarter of fiscal 2000. As a result, the Company is exploring the possibility of either restructuring the Ness Note with a mixture of new debt and equity or refinancing the Ness Note.

     Cashflow from operations declined $0.8 million from a cash-inflow $0.2 million for the three months ended September 30, 1998 to a cash-outflow of $0.6 million for the three months ended September 30, 1999.

     In April, 1998 the Company entered into an agreement with AMA Finance Corporation Pty Limited ("AMA") whereby AMA agreed to provide second line consumer finance for the sale of the Company's SecurityGuard to customers failing to meet the lending criteria of FFC. Although the Company's Distributors receive no income from AMA financed sales ("AMA sales"), each AMA sale is registered as a unit sale for commission and bonus calculations. Upon completion of an AMA sale the Company records a receivable of A$700 ($460) due from AMA which is repayable in twelve equal installments commencing eight months from installation (the "Repayment Cycle"). The total receivable due from AMA (the "AMA Receivable") increased $0.2 million for the three months ended September 30, 1999 from $1.1 as at June 30, 1999 to $1.3 million as at September 30, 1999. The AMA Receivable balance of $1.3 million as at September 30, 1999 is not expected to increase materially in the next fiscal year as the Repayment Cycle has reached maturity and AMA sales are expected to remain constant. The AMA Receivable is secured by a fixed and floating charge over AMA's finance receivables generated from the Company's AMA sales.

     The decline in cashflow from operation was primarily due to; (i) the $1.3 million decline of net income from $1.6 million for the three months ended September 30, 1998 to $0.3 million for the three months ended September 30, 1999; and (ii) provisional income tax installment paid on September 1, 1999 of $0.5 million relating to the fiscal year ended June 30, 1999.

     Net cash used in investing activities remained constant at a deficit of $0.6 million for the three months ended September 30, 1998 and 1999. The deficit in net cash used in investing activities was primarily due to the (i) $240,000 for the purchase of capital assets; and (ii) a short term loan granted of $350,000 to FAI Home Distributors Pty Limited.

     Net cash generated from financing activities decreased from zero for the three months ended September 30, 1998 to a deficit of $550,000 for the three months ended September 30, 1999. The deficit consisted of; (i) a $400,000 Ness
Note installment paid on July 7, 1999; and (ii) bank overdraft repayments of $150,000.

     Assuming a restructuring of the Ness Note on terms favorable to the Company, the Company believes that internally generated cashflows will be adequate to support currently planned business operations over the next twelve months. The Company's strategy for growth is based on the expansion of its Distributor Network into existing and new markets, with the costs of such expansion largely borne by the distributor and the introduction of point of sale on-line monitoring. It is expected that excess cashflows generated by the Company will be used to fund its upgrade on-line monitoring program and international expansion. The Company may be required to obtain additional capital to fund growth from other financing sources if the cashflow generated by the Australian, New Zealand and European operations is insufficient to meet the cash requirements of developing the international operations. Potential sources of such capital may include proceeds from bank financing or additional offerings of the equity or debt securities of the Company. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources. The lack of such capital could have a material adverse effect on the Company's operations.


Year 2000 disclosure

     The Company has been completed a Year 2000 compliance evaluation of its information technology infrastructure. The Company has identified three areas of exposure, each which can be further subdivided into two areas of implicit risk classification.

     (i) Software--"Mission Critical" & "Non-Mission Critical"
     (ii) Hardware--"Mission Critical" & "Non-Mission Critical"
     (iii) Remaining Infrastructure--"Mission Critical" & "Non-Mission Critical"

     Mission critical software includes the Company's accounting package, customer database, and operating systems, including Windows 95 and Windows NT. The services of an external information technology firm were utilized to conduct this review and provide an analysis of the Company's potential risks. The results of this review indicate that 100% of the mission critical software have been identified as being fully year 2000 compliant currently or following the loading of software patches. The structured rollout of the required software patches has been completed. The Company would need to invest approximately $40,000 to make its current customer database Year 2000 compliant. In order to benefit from advances in technology rather than making its current customer database compliant, the Company is purchasing a replacement customer database to be installed and fully operational prior to December 31, 1999 at an estimated cost of $145,000. The Company has currently spent $25,000 on achieving year 2000 compliance and estimates that, excluding the purchase of the new customer database, the total remaining cost to achieve year 2000 compliance will be approximately $35,000. In addition, 100% of the Company's non-mission critical software has been found to be year 2000 compliant following, in certain cases, the loading of software patches.

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

Currency Fluctuations

     Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has increased in value relative to the U.S. dollar from .5904 on September 30, 1998 to .6522 on September 30, 1999. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Part II - OTHER INFORMATION

ITEM 1: Legal Proceedings

     The Company has had no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended June 30, 1999.

ITEM 2.  Changes in Securities and Use of Proceeds

     Not Applicable

ITEM 3.  Defaults Upon Senior Securities

     Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

ITEM 5.  Other Information

     Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

     Exhibit 27.1   Financial Data Schedule



                       HOME SECURITY INTERNATIONAL, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 HOME SECURITIES INTERNATIONAL, INC.
                            (Registrant)


                 By:       /s/ Bradley D. Cooper
                    ______________________________________
                               Bradley D. Cooper
                      Chairman and Chief Executive Officer
                         (Principal Executive Officer)


                 By:         /s/ Mark Whitaker
                    ______________________________________
                                 Mark Whitaker
                    Vice President of Finance and Treasurer
                  (Principal Financial and Accounting Officer)

Dated: November 5, 1999