Form 10-Q
period 1999-12-31
HOME SECURITY INTERNATIONAL INC
filed 2000-02-14
CIK 1038262

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the quarterly period ended December 31, 1999.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission File Number
                                   001-14502

                           ------------------------

                       HOME SECURITY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                       98-0169495
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                        Identification No.)

  Level 7, 77 Pacific Highway
  North Sydney, NSW Australia                                2060
(Address of principal executive                           (Zip Code)
          offices)



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

     Number of Shares of Common Stock Outstanding on February 14, 2000:
5,828,278
--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                       HOME SECURITY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       June 30,      December 30,
                                                           NOTE    -------------------------------
                                                                        1999$           1999$
                                                     ---------------------------------------------
ASSETS
------
Current assets
     Cash and cash equivalents                                          2,976,240        2,254,048
     Accounts receivable - related party                                  217,516          827,392
     Accounts receivable - trade, net                                   3,190,633        3,786,078
     Inventories                                             2          6,974,109        5,774,041
     Prepaid expenses and other current assets                          1,508,016        2,263,492
                                                                  --------------------------------
          Total current assets                                         14,866,514       14,905,051
                                                                  --------------------------------
Non-current assets
     Investment in partnership                                            323,398                -
     Investments in affiliated companies                                7,874,928        7,858,895
     Intangibles, net                                                  23,014,184       22,851,155
     Deferred income taxes                                              1,057,558        1,668,038
     Other non-current assets                                           4,340,838        4,340,618
                                                                  --------------------------------
          Total non-current assets                                     36,610,906       36,718,706
                                                                  --------------------------------
          Total assets                                                 51,477,420       51,623,757
                                                                  ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Bank overdraft                                                       150,938                -
     Note payable - FAI Insurance Group                                 1,313,400        1,301,400
     Note payable - Integral Investments Limited                        8,394,024        8,301,191
     Payables - trade                                                   3,714,810        2,718,147
     Other current liabilities                                          4,276,825        4,322,875
                                                                  --------------------------------
          Total current liabilities                                    17,849,997       16,643,613
                                                                  --------------------------------
Non-current liabilities
     Note payable - FAI Insurance group                                 3,447,675        3,416,175
     Borrowing - FAI Finance Corporation Pty Limited                            -        1,494,335
     Lease liability                                                      720,510          533,481
     Other non-current liabilities                                        385,585          464,420
                                                                  --------------------------------
          Total non-current liabilities                                 4,553,770        5,908,411
                                                                  --------------------------------
          Total liabilities                                            22,403,767       22,552,024
                                                                  --------------------------------

Stockholders' equity

     Preferred stock $.001 value; 1,000,000 shares
      authorized, none outstanding                                              -                -
     Common stock $.001 value; 20,000,000 shares
      authorized and 5,828,278 shares issued and
      outstanding as of June 30, 1999 and
      December 31, 1999 Respectively.                                       5,828            5,828
     Additional paid-in capital                                        22,309,708       22,309,708
     Warrants                                                             504,000          784,000
     Secured Note                                                      (2,375,000)      (2,375,000)
     Accumulated other comprehensive loss                    3           (452,532)        (568,081)
     Retained earnings                                                  9,081,649        8,915,278
                                                                  --------------------------------
       Total stockholders' equity                                      29,073,653       29,071,733
                                                                  --------------------------------
       Total liabilities and stockholders' equity                      51,477,420       51,623,757
                                                                  ================================

        The accompanying notes are an integral part of these condensed consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                              Three Months Ended                     Six months ended
                                                  NOTE            December 31,                          December 31,
                                                      ------------------------------------------------------------------------
                                                            1998$              1999$              1998$               1999$
                                                      ------------------------------------------------------------------------
Net Sales                                                 12,185,335          8,607,206          22,411,573         18,127,280
Cost of goods sold                                        (5,847,541)        (4,305,517)        (11,709,151)        (9,078,494)
                                                      ------------------------------------------------------------------------
Gross profit                                               6,337,794          4,301,689          10,702,422          9,048,786
General and administrative expenses                       (3,353,479)        (3,789,836)         (5,087,101)        (7,046,796)
Amortization and depreciation                               (685,484)          (696,807)           (858,975)        (1,320,006)
Research and development expenses                           (190,221)          (223,469)           (190,221)          (430,482)
                                                      ------------------------------------------------------------------------
Income from operations                                     2,108,610           (408,423)          4,566,125            251,502
Non-operating income (loss)
Interest income                                                    -           (326,830)                  -           (326,830)
                                                             106,923             66,990             222,420            134,710
Interest expenses - related party                           (100,763)           (90,847)           (199,546)          (182,232)
                  - other                                   (179,272)          (167,224)           (180,476)          (339,855)
                                                      ------------------------------------------------------------------------
Income (Loss) before taxes and equity
 in income of affiliated companies and
 minority interest                                         1,935,498           (926,334)          4,408,523           (462,705)
Income tax (expense)/benefit                                (932,080)           447,836          (1,848,944)           241,047
                                                      ------------------------------------------------------------------------
Income (Loss) before equity in income
 of affiliated companies and
 minority interest                                         1,003,418           (478,498)          2,559,579           (221,658)

Equity in income of affiliated companies         4           190,134             26,476             238,586             55,288
Minority interest                                           (156,671)                 -            (156,671)                 -
                                                      ------------------------------------------------------------------------
Net income (loss)                                          1,036,881           (452,022)          2,641,494           (166,370)
                                                      ========================================================================
Net income per common share
     Basic earnings per share                            $      0.19        $     -0.08        $       0.49        $     -0.03
     Diluted earnings per share                          $      0.19        $     -0.08        $       0.49        $     -0.03
Weighted average number of shares
 outstanding
     Basic                                                 5,550,500          5,828,278           5,350,500          5,828,278
     Diluted                                               5,550,500          5,828,537           5,356,479          5,828,407

  The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (Unaudited)

                                                                             Six months ended
                                                                                December 30,
                                                                    ----------------------------------
                                                                           1998$             1999$
                                                                    ----------------------------------
     Net cash provided by/(used in) operating activities                   924,579          (360,320)
                                                                    ----------------------------------
Cashflow from investing activities
  Purchase of controlled entity, net of cash acquired                   (3,087,082)                -
  Additions to capital assets                                             (509,702)         (560,481)
  Other cash inflows/(outflows) from investing activities                  166,558          (484,719)
                                                                    ----------------------------------
     Net cash used in investing activities                              (3,430,226)       (1,045,200)
                                                                    ----------------------------------
Cashflow from financing activities
  Net proceeds/(repayments) from/(of) borrowings                          (158,150)          884,777
  Other cash outflows from financing activities                             99,975          (149,559)
                                                                    ----------------------------------
     Net cash used in financing activities                                 (58,175)          735,218
                                                                    ----------------------------------
Net decrease in cash held                                               (2,563,822)         (670,302)
                                                                    ----------------------------------
Cash at the beginning of the financial period                            7,006,183         2,976,240
Effect of exchange rate change on cash                                    (103,461)          (51,890)
                                                                    ----------------------------------
Cash at the end of the financial period                                  4,338,900         2,254,048
                                                                    ==================================

Supplemental disclosure of cashflow information:
  Interest paid                                                            187,477           185,040
  Income taxes paid                                                      2,529,225           494,986

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

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The investment in FAI Finance Corporation Pty Limited ("FFC") is recorded using the equity method.

     All inter-company accounts and transactions have been eliminated upon consolidation.

                       HOME SECURITY INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)


NOTE 2: INVENTORIES                                                June 30,         December 30,
                                                             -------------------------------------
                                                                    1999$                 1999$
                                                             -------------------------------------
Finished goods                                                    3,527,596             2,813,311
Work in progress                                                    288,382               374,620
Raw materials                                                     3,158,131             2,586,110
                                                             -------------------------------------
                                                                  6,974,109             5,774,041
                                                             =====================================

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

     Total Comprehensive Income for the three and six-month periods ended December 31, 1998 and 1999 was as follows:

                                                                      Three Months Ended
                                                                          December 31,
                                                             -------------------------------------
                                                                   1998$                  1999$
                                                             -------------------------------------
Net Income                                                       1,036,881              (452,022)
Other comprehensive (loss) income:
           Foreign currency translation adjustment                 218,645               (33,110)
                                                             ------------------------------------

Total comprehensive income                                       1,255,526              (485,132)
                                                             ====================================
                                                                        Six Months Ended
                                                                           December 31,
                                                             ------------------------------------

                                                                   1998$                 1999$
                                                             ------------------------------------
Net Income                                                       2,641,494              (166,370)
Other comprehensive (loss) income:
           Foreign currency translation adjustment                  17,745              (115,549)
                                                             ------------------------------------

Total comprehensive income                                       2,659,239              (281,919)
                                                             ====================================

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

                                                             Three months ended
                                                                December 31,
                                                       -------------------------------
                                                            1998$           1999$
                                                       -------------------------------
Net interest income                                       2,011,735       2,072,994
Net income                                                  523,624         204,992

                                                              Six months ended
                                                                December 31,
                                                       -------------------------------
                                                            1998$           1999$
                                                       -------------------------------
Net interest income                                       3,441,383       4,345,045
Net income                                                  759,858         415,570

     Reconciliation of equity in income of affiliated companies for the three and six-month period ended December 31, 1998 and 1999 is shown below.

                                                             Three months ended
                                                                December 31,
                                                       -------------------------------
                                                            1998$           1999$
                                                       -------------------------------
50 percent of Net income of affiliated company - FFC       261,812         102,496
Amortization of goodwill - FFC                             (71,678)        (76,020)
                                                       -------------------------------
Equity in income of affiliated companies                   190,134          26,476
                                                       ===============================

                                                              Six months ended
                                                                December 31,
                                                       -------------------------------
                                                            1998$           1999$
                                                       -------------------------------
50 percent of Net income of affiliated company - FFC       379,929         207,785
Amortization of goodwill - FFC                            (141,343)       (152,497)
                                                       -------------------------------
Equity in income of affiliated companies                   238,586          55,288
                                                       ===============================

                       HOME SECURITY INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This discussion and analysis of the Company's financial condition and results of operations contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities exchange Act of 1934, as amended (the "Exchange Act"), that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this filing, words such as "anticipate," "believe," "estimate," "expect,"
"future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the residential security alarm industry, the costs of product development, currency fluctuation as identified more fully below and other risks and uncertainties including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, including the customers' and media's perception of the Company, adverse media, and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. Such factors include, but are not limited to, the risks identified above and the risks detailed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and expanded upon herein, and as detailed from time to time in the Company's other filings made with the Securities and Exchange Commission.

Additional Risk Factor

     History of Decrease in Security Alarm Sales; Variability of Quarterly Operating Results. The Company has experienced significant decreases in its security alarm sales for the past three fiscal quarters. While the Company has taken a number of measures to increase its revenues from the sale of security alarms, decrease its operating expenses, and attain profitability, there can be no assurance that these measures will succeed or that the Company will become profitable. Furthermore, as it is difficult to predict the success of the Company's new sales strategy which focuses on base monitoring services, historical results should not be relied upon as an indication of future performance.

Overview

     Currently, the Company through the Distributor Network, sells, installs, monitors and services a residential security alarm system marketed under the trade name SecurityGuard, principally in Australia, with operations in Europe, New Zealand, North America and South Africa. The SecurityGuard alarm and other major components are manufactured exclusively by Ness Security Products Pty Limited ("Ness"), a recently acquired subsidiary.

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

Recent Developments

On Line Monitoring Program - New Customers

     During the last two quarters, the Company devoted substantial resources and personnel to developing and testing of a new sales strategy allowing the customer the option of receiving the SecurityGuard System alarm for an affordable monthly payment over either a 36 or 60 month period (the "On-line Monitoring Program").

     This new On-line Monitoring Program represents a dynamic change from the Company's previous strategy of simply selling its alarm system at full price with little opportunity for continued customer access or revenue generation except for selling periodic upgrades. The On-line Monitoring Program is based on a United States market model that has been adopted by many major security companies whereby the equipment and the monitoring component are repaid through a monthly interest free contract. Under this program connection and installation are provided to the customer free of charge. The new On-line Monitoring Program does not require the customer to make any initial installment payment or down payment for the alarm equipment nor does the connection include an interest charge under the 36 or 60 month monitoring commitment.

     The Company will continue to record revenues from SecurityGuard System sales upon shipment by the Company to the Distribution network for the On-line Monitoring Program. The On-line Monitoring Program will result in the Company receiving lower margins as a result of the Company providing for the cost of monitoring supplied through a third party over the 36 or 60 month period. The initial cash inflow from the On-line Monitoring Program will also be reduced as compared to the Company's former sales program as the cost of monitoring is paid on an installment basis over the life of the contract. However, at the completion of the initial contract, the Company will thereafter recognize a monthly on-line fee less the cost of providing this service for the lifetime of the connection.

     The Company has completed the test marketing of its new strategy in the Australia and New Zealand markets. The Company intends to rollout its new monitoring package through its Australian Distribution network beginning in the end of March 2000. The Company intends to launch its On-line Monitoring Program in the United States in its third quarter ending March 31, 2000. The Company intends to begin testing the On-line Monitoring Program in the United Kingdom late in the fourth fiscal quarter ending June 30, 2000 and then begin testing in the growing Netherlands market later in the calendar year ending December 31, 2000. It is the Company's intention to launch a program in each market that provides a basic security package consisting of an alarm and on-line monitoring services for three to five years. The Company plans to recruit distributors from within the industry to sell its security packages and to utilize own distribution program to sell these new services as well. The Company has suspended its sales in South Africa pending an evaluation of the South African market's suitability to the On-line Monitoring Program.

     Upgrade Program - Existing Customers

     The Company has continued to contact its existing customer-base to offer its 5-year on-line monitoring services package (the "Upgrade Program"). During the three months ended December 31, 1999, the Company upgraded 2,818 alarm systems with on-line monitoring services. These new connections represented a 57% increase from the on-line monitoring connections made in the preceding three months ended September 30, 1999. As of December 31, 1999, more than 6,500 of the Company's existing 250,000 customers have entered into agreements to purchase the Company's on-line monitoring services.

     The Company will recognize on an installment basis the revenue from the Upgrade Program over the period of each contract. All selling and installation cost for the Upgrade Program have been capitalized and will be expensed over the period of each contract. All setup and development expenses relating to the Upgrade Program have been expensed as incurred.

     The Upgrade Program generates an initial cash outflow consisting of product, installation and sales commission costs. The Company has completed an initial funding facility to finance the initial cash deficiency and intends to increase or replace this facility to ensure the Upgrade Program can be expanded.

Results of Operations

Comparison of three months ended December 31, 1999 and December 31, 1998.

     Net Sales: Net sales decreased by $3.6 million or 30% from $12.2 million for the three months ended December 31, 1998 to $8.6 million for the three months ended December 31, 1999. Distributor sales decreased by $4.3 million or 41% from $10.4 million for three months ended December 31, 1998 to $6.1 million for the three months ended December 31, 1999.The reduction in Distributor sales was primarily a result of a 44% decline in total sales from 14,861 units for the three months ended December 31, 1998 to 8,276 for the three months ended December 31, 1999. Direct Retail Sales (sales of manufactured goods by Ness to third parties other than the Company) increased by $0.7 million or 39% from $1.8 million for three months ended December 31, 1998 to $2.5 million for the three months ended December 31, 1999.

     Units sold in the Australian market decreased 47% from 11,437 units for the three months ended December 31, 1998 to 6,091 units for the three months ended December 31, 1999. Units sold in New Zealand decreased 72% from 1,556 units for the three months ended December 31, 1998 to 428 units for the three months ended December 31, 1999.

     The decline in number of units sold in Australia and New Zealand was attributable to:

     (i) A reduction in the number of Distributor offices currently selling in the Australian and New Zealand market caused by poor sales results.

     (ii)  A reduction in the number of independent sales agents due to (i).

     (iii) The delay in the introduction of the Online Monitoring Program (which promotes the Company's new product SecurityGuard 3) into the Distribution network.


     Unit sales in Europe and the United Kingdom increased 18% from 1,405 units for the three months ended December 31, 1998 to 1,661 for the three months ended December 31, 1999. In particular, unit sales in the Netherlands increased 75% from 879 for the three months ended December 31, 1998 to 1,540 for the three months ended December 31, 1999.

     The reduction in unit sales was also caused by the Company's intentional suspension of sales in the South African market to concentrate the resources of the Company on the Australian, New Zealand, USA and European markets. The South African market has typically represented a low margin business for the company. The Company recorded no unit sales in South Africa during the three months ended December 31, 1999 compared to 259 for the three months ended December 31, 1998.

     Cost of Goods Sold: Cost of goods sold decreased 26% from $5.8 million for the three months ended December 31, 1998 to $4.3 million for the three months ended December 31, 1999. As a percentage of net sales, cost of goods sold increased 2% from 48% for the three months ended December 31, 1998 to 50% for the three months ended December 31, 1999. The increase in cost of goods sold is primarily attributable to expensing the costs associated with developing and testing the new On-line Monitoring Program.

     General and Administrative Expenses: General and administrative expenses were $3.8 million for the three months ended December 31, 1999, compared to $3.4 million for the three months ended December 31, 1998.

     Total general and administrative expenses, as a percentage of net sales, increased 16% to 44% for the three months ended December 31, 1999 compared to 28% for the three months ended December 31, 1998.

     The increase in general and administrative expenses as a percentage of net sales was primarily attributable to:

     (i) The fixed nature of the expenses relating to the administration and provision of service to the distribution network.

     (ii) Market research, consulting and travel expenses incurred by the Company in Australia and New Zealand relating to the Task Force program ("Task Force") undertaken by the Company in June 1999. This program involved a comprehensive survey of 8,000 customers and focus groups throughout the Australia and New Zealand market, creation of new marketing techniques and ultimately the creation of the new online monitoring program. All expenses have been recognized as they were incurred.

     (iii) Implementation costs associated with the launch of the new SecurityGuard 3 product in both Australia and New Zealand.

     (iv) Marketing and development costs relating to the Upgrade Program resulting in 2,818 connections to on-line monitoring from its existing 250,000 home customer base.

     (v) Program development costs relating to the United States market and the On-line Monitoring Program.

     Amortization and depreciation: Amortization and depreciation remained stable at $0.7 million for both the three months ended December 31, 1998 and the three months ended December 31, 1999

     Research and Development: Research and Development expense remained stable at $0.2 million for the three months ended December 31, 1999 and 1998, respectively. Research and Development expenses represents costs incurred by Ness in relation to product approvals and the design and development of new products.

     Income From Operations: Income from operations decreased 119% from $2.1 million for the three months ended December 31, 1998 to a loss of $0.4 million for the three months ended December 31, 1999. The decrease in income from operations reflects the reduction in unit sales in the three months ended December 31, 1999.

     Non Operating Income (Loss) - Other: Non Operating Income (Loss) - Other represents the write-off of the Company's 49% interest in the Bayside Partnership purchased June 30, 1998, which had entered into an agreement with Prime Life Corporation to acquire a retirement village in Melbourne, Australia. The Company has been unable to reach an agreement as to the appropriate management fee to be charged for the administration of this passive investment. The Company has terminated this relationship to focus its resources on its core business.

     The investment in the partnership provided the Company with a permanent difference for tax purposes of $1.6 million (approximately $0.6 million after tax) for the fiscal year ended June 30, 1998. Due to changes in tax laws this benefit was reversed for the fiscal year ended June 30, 1999 and has subsequently been reinstated as a result of the write-off in the interest in the partnership and is reflected in Income Tax Expense for the three months ended December 31, 1999.

     Interest Income: Interest income remained constant at $0.1 million for the three months ended December 31, 1999 and 1998.

     Interest Expense--related party: Interest expense--related party is derived from the vendor-financed loan initiated as part of the FFC Transaction on December 31, 1997. Interest expense--related party remained constant at $0.1 million for the three months ended December 31, 1999 and 1998.

     Interest Expense--other: Interest expense--other for the three months ended December 31, 1999, and 1998 was $0.2 million. The interest charge for both the three months ended December 31, 1999 and 1998 consisted of a non-cash imputed interest charge of $0.2 million recorded in order to comply with the U.S. GAAP purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of Integrated International Home Security Limited ("IIHSL"), the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a discount to be recorded for debt securities issued in connection with an acquisition with an interest rate fixed materially below the effective rate or current yield of an otherwise comparable security.

     Income Tax Expense: The effective rate of tax remained stable at 48% for both the three months ended December 31, 1998 and 1999. Income tax expense for the three months ended December 31, 1999 was reduced by: the re-instatement of the permanent difference for tax purposes of $1.6 million (approximately $0.6 million after tax) derived from the investment in the Bayside Partnership which was written off as at December 31, 1999. Income tax expense was further increased by: (i) the capital write-off of the investment in the Bayside Partnership of $0.3 million for which the Company at present has no offsetting capital gain; (ii) non-deductible amortization of goodwill of $0.4 million for the three months ended December 31, 1999; and (iii) reversal of future tax benefit relating to the South African operation of $0.1 million.

     Equity in Income of Affiliated Companies: Equity in income of affiliates decreased from $190,000 for the three months ended December 31, 1998 to $26,000 for the three months ended December 31, 1999. This was calculated by taking the Company's 50% share of FFC's net income of $102,000 for the three months ended December 31, 1999 and deducting amortization of goodwill for the same period of $76,000. The decrease in FFC's net income during the three months ended December 31, 1999 as compared to the three months ended December 31, 1998 was primarily attributable to the Company's reduction in unit sales.

     Minority Interest: Minority interest for the three months ended December 31, 1998 represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the three months ended December 31, 1998. Effective April 9, 1999 the Company acquired the remaining 24.96% interest in Ness, eliminating the minority interest.

     Net Income (loss): Net income (loss) decreased from a gain of $1.0 million for the three months ended December 31, 1998 to a loss $0.5 million for the three months ended December 31, 1999. This was primarily attributable to the 44% decline in total sales from 14,861 units for the three months ended December 31, 1998 to 8,276 for the three months ended December 31, 1999.

Comparison of six months ended December 31, 1999 and December 31, 1998.

     Net Sales: Net sales decreased by $4.3 million or 19% from $22.4 million for the six months ended December 31, 1998 to $18.1 million for the six months ended December 31, 1999. Distributor sales decreased by $7.6 million or 37% from $20.6 million for six months ended December 31, 1998 to $13.0 million for the six months ended December 31, 1999. The reduction in Distributor sales was primarily a result of a 42% decline in total sales from 29,738 units for the six months ended December 31, 1998 to 17,281 for the six months ended December 31, 1999. Direct Retail Sales increased by $3.3 million or 183% from $1.8 million for six months ended December 31, 1998 to $5.1 million for the six months ended December 31, 1999. The increase in Direct Retail Sales was primarily attributable to the inclusion of an additional $2.6 million in Direct Retail Sales for the three months ended September 30, 1999. The IIHSL acquisition was effective October 1, 1998 and therefore the additional Direct Retail Sales did not apply for the three months ended September 30, 1998.

     The decline in number of units sold in Australia and New Zealand is attributable to:

     (i) A reduction in the number of Distributor offices currently selling in the Australian and New Zealand market caused by poor sales results.

     (ii)  A reduction in the number of independent sales agents due to (i).

     (iii) The delay in the introduction of the Online Monitoring Program into the Distribution network.

     Unit sales in Europe and the United Kingdom increased 13% from 2,773 units for the six months ended December 31, 1998 to 3,126 for the six months ended December 31, 1999. In particular, unit sales in the Netherlands increased 77% from 1,576 for the six months ended December 31, 1998 to 2,791 for the six months ended December 31, 1999.

     The Company has intentionally suspended selling in the South African market to concentrate the resources of the Company on the Australian, New Zealand, USA and European markets. The South African market recorded 90 unit sales during the six months ended December 31, 1999 compared to 386 for the six months ended December 31, 1998.

     Cost of Goods Sold: Cost of goods sold decreased 22% from $11.7 million for the six months ended December 31, 1998 to $9.1 million for the six months ended December 31, 1999. As a percentage of net sales, cost of goods sold decreased 2% from 52% for the six months ended December 31, 1998 to 50% for the six months ended December 31, 1999. The decrease in cost of goods sold is primarily attributable to the increase in Direct Retail Sales as a percentage of net sales for the six months ended December 31, 1999.

     General and Administrative Expenses: General and administrative expenses were $7.0 million for the six months ended December 31, 1999, compared to $5.1 million for the six months ended December 31, 1998. Total general and administrative expenses, as a percentage of net sales, increased 16% to 39% for the six months ended December 31, 1999 compared to 23% for the six months ended December 31, 1998. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to:

     (i) The fixed nature of the expenses relating to the administration and provision of service to the distribution network.

     (ii) Market research, consulting and travel expenses incurred by the Company in Australia and New Zealand relating to the Task Force program formed by the Company in June 1999. This program involved a comprehensive survey of 8,000 customers as well as focus groups throughout the Australia and New Zealand market, creation of new marketing techniques and ultimately the creation of the new online monitoring program. All expenses have been recognized as they were incurred.

     (iii) Implementation costs associated with the launch of the new SecurityGuard 3product in both Australia and New Zealand.

     (iv) Marketing and development costs relating to Upgrade Program resulting in the 2.818 connections to on-line monitoring from its existing 250,000 home customer base.

     (v) Program development costs relating to the United States market and the On-line Monitoring Program

     Amortization and depreciation: Amortization and depreciation increased by 44% from $0.9 million for the six months ended December 31, 1998 to $1.3 million for the six months ended December 31, 1999. This was directly attributable to:
(i) the inclusion of $0.2 million of additional depreciation and amortization of capital assets relating to Ness and; (ii) the inclusion of $0.2 million of additional amortization relating to goodwill recorded upon the acquisition of IIHSL. The IIHSL acquisition was effective October 1, 1998 and therefore the additional depreciation and amortization described in clause (i) and (ii) above did not apply for the three months ended September 30, 1998.

     Research and Development: Research and Development expense was $0.4 million for the six months ended December 31, 1998 compared to $0.2 million for the three months ended December 31, 1998. The $0.2 million increase is directly attributable to the exclusion of $0.2 million of Research and Development expenses relating to Ness for the three months ended September 30, 1998. Research and Development expenses represent costs incurred by Ness in relation to product approvals and the design and development of new products.

     Income From Operations: Income from operations decreased 93% from $4.6 million for the six months ended December 31, 1998 to $0.3 million for the six months ended December 31, 1999. The decrease in income from operations reflects the reduction in unit sales in the six months ended December 31, 1999.

     Non Operating Income (Loss) - Other: Non Operating Income (Loss) - Other represents the write-off of the Company's 49% interest in the Bayside Partnership purchased June 30, 1998, which had entered into an agreement with Prime Life Corporation to acquire a retirement village in Melbourne, Australia. The Company had been unable to reach an agreement as to the appropriate management fee to be charged for the administration of this passive investment. The company has terminated this relationship to focus its resources on its core business.

     The investment in the partnership provided the Company with a permanent difference for tax purposes of $1.6 million (approximately $0.6 million after tax) for the fiscal year ended June 30, 1998. Due to changes in tax laws this benefit was reversed for fiscal year ended June 30, 1999 and has subsequently been reinstated as a result of the write-off of the interest in the partnership.

     Interest Income: Income from operations decreased 50% from $0.2 million for the six months ended December 31, 1998 to $0.1 million for the six months ended December 31, 1999. The decrease in interest income is directly attributable to the reduction in the Company's Cash and Cash Equivalents from $4.3 million as at December 31, 1998 to $2.3 million as at December 31, 1999.

     Interest Expense--related party: Interest expense--related party is derived from the vendor-financed loan initiated as part of the FFC Transaction on December 31, 1997. Interest expense--related party remained constant at $0.2 million for the six months ended December 31, 1999 and 1998, respectively.

     Interest Expense--other: Interest expense--other for the six months ended December 31, 1999, and 1998 was $0.3 and $0.2 million respectively. The interest charge for both the six months ended December 31, 1999 and 1998 consisted of a non-cash imputed interest charge recorded in order to comply with the U.S. GAAP purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a discount to be recorded for debt securities issued in connection with an acquisition with an interest rate fixed materially below the effective rate or current yield of an otherwise comparable security.

     Income Tax Expense: The effective rate of tax was 52% for the three months ended December 31, 1999 as compared with 42% for the six months ended December 31, 1998. Income tax expense for the six months ended December 31, 1999 was reduced by the re-instatement of the permanent difference for tax purposes of $1.6 million (approximately $0.6 million after tax) derived from the investment in the Bayside Partnership which was written off as at December 31, 1999. Income tax expense was further increased by: (i) the capital write-off of the investment in the Bayside Partnership of $0.3 million for which the Company at present has no offsetting capital gain; and (ii) non-deductible amortization of goodwill of $0.7 million for the six months ended December 31, 1999; and (iii) reversal of future tax benefits relating to the South African operation of $0.1 million.

     Equity in Income of Affiliated Companies: Equity in income of affiliates decreased from $240,000 for the six months ended December 31, 1998 to $55,000 for the six months ended December 31, 1999. This was calculated by taking the Company's 50% share of FFC's net income of $207,000 for the six months ended December 31, 1999 and deducting amortization of goodwill for the same period of $152,000. The decrease in FFC's net income during the six months ended December 31, 1999 as compared to the six months ended December 31, 1998 was primarily attributable to the Company's reduction in unit sales.

     Minority Interest: Minority interest for the six months ended December 31, 1998 represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the six months ended December 31, 1998. Effective April 9, 1999 the Company acquired the remaining 24.96% interest in Ness, eliminating the minority interest

     Net Income (loss): Net income (loss) decreased from a gain of $2.6 million for the six months ended December 31, 1998 to a loss $0.2 million for the six months ended December 31, 1999. This was primarily attributable to the 42% decline in total sales from 29,738 units for the six months ended December 31, 1998 to 17,281 for the six months ended December 31, 1999.

Liquidity and Capital Resources

     Cashflow from operations declined $1.3 million from a cash-inflow of $0.9 million for the six months ended December 31, 1998 to a cash-outflow of $0.4 million for the six months ended December 31, 1999.

     The decline in cashflow from operation was primarily due to the $2.8 million decline of net income from $2.6 million for the six months ended December 31, 1998 to a net loss of $0.2 million for the six months ended December 31, 1999. Inventory levels have been reduced during the six months ended December 31, 1999 to match the decline in sales during the six months ended December 31, 1999. The reduction in inventory has had a positive impact of $1.2 million on cashflow.

     Net cash used in investing activities decreased from $3.4 million for the six months ended December 31, 1998 to $1.0 million for the six months ended December 31, 1999. Net cash used in investing activities for the six months ended December 31, 1998 primarily consisted of consideration paid and costs associated with the acquisition of IIHSL. Net cash used in investing activities for the six months ended December 31, 1999 primarily consisted of (i) capitalized monitoring dialers of $0.2 million; (ii) $0.3 million for the purchase of capital assets; and (iii) a short term loan of $0.5 million granted to FAI Home Distributors Pty Limited.

     Net cash generated from financing activities increased from a deficit of $60,000 for the six months ended December 31, 1998 to a surplus of $740,000 for the six months ended December 31, 1999. The surplus consisted of; (i) cash received of $1,284,000 for the sale of upgrade monitoring receivables to FFC pursuant to the Receivables Purchase Agreement ("RPA"); (ii) a $400,000 Ness
Note installment paid on July 7, 1999; and (iii) bank overdraft repayments of $150,000.

     The principal source of the Company's liquidity historically has been cashflow from operations. The Company currently has a $0.7 million unused credit facility with Westpac Banking Corporation. The Company is currently investigating a securitization program for its upgrade monitoring program with Westpac Banking Corporation.

FFC-Receivables Purchase Agreement
----------------------------------

     On December 22, 1999, the Company entered into the Receivables Purchase Agreement ("RPA") with FAI Finance Corporation Pty Limited ("FFC"), the Company's 50% owned subsidiary. Under this agreement, the Company has the right to sell eligible upgrade monitoring receivables to FFC and undertakes to continue to service the receivables in exchange for an upfront cash payment equal to the sum of the total receivable less 15% retained as sub-ordinated debt. This facility specifically relates to the Company's Upgrade Program offering five-year monitoring contracts to its existing 250,000 residential customers. Previously, the Company has funded this program from cash flow from operations.

     Under the RPA, the Company must maintain a sub-ordinated loan with FFC equal to 15% of the outstanding receivable sold. The sub-ordinated loan as at December 31, 1999 was $190,000.

     The Company has not recognized the sales of receivables under the agreement as a sale for financial reporting purposes. The sales proceeds received from FFC have been recognized as secured borrowing, and interest and line fees under the FFC facility have been recognized as interest expense. Under the agreement the Company pays interest to FFC at 12.5% per annum on the used portion of the facility plus a line fee of 2.0%. The current limit of the facility provided by FFC is $3,254,000. At December 31, 1999, $1,284,000 was outstanding under this facility.

     The Company intends to seek a larger facility to facilitate the expansion of this program with either FFC or other financial institution.

Transactions with HIH
---------------------

     The Company has experienced a significant decline in cash flow from operations for the six months ending December 31, 1999. As a result the Company has been negotiating with HIH Insurance Limited ("HIH"), the ultimate shareholder of 47% of the Common Stock of HSI, the refinancing of a number of obligations due on or before June 30, 2000, which would result in a new credit facility from HIH. The facility transaction is conditioned upon the approval of HSI Board of Directors and the delivery of a fairness opinion by an independent financial advisor that the transaction terms are no less favorable than those obtainable from a third party other than HIH.

     The Company has outstanding payment obligations of $400,000 due on December 31, 1999 and further payment obligations of $8,298,000 which become due on June 30, 2000 pursuant to the promissory note ("the Ness Note") originating from the acquisition of IIHSL. As of October 1, 1999, and January 1, 2000 the Company has issued five year convertible warrants to purchase 400,000 shares of Common Stock at an exercise price of $13.00 per share to Integral Investments Limited ("IIL") pursuant to the terms originating from the acquisition of IIHSL.

     The Company is currently negotiating the refinancing of the Ness Note with HIH, the ultimate shareholder of 47% of the common stock of HSI. It is contemplated that HIH will finance the Company's repayment of the Ness Note through a three- to five-year term credit facility, secured by the Company's interest in Ness and all of Ness's assets, consisting of one bullet repayment at the end of the term bearing interest at a negotiated commercial rate. The Company expects to enter in this facility during the fiscal quarter ended March 31, 2000. In addition, HIH will be permitted to nominate two directors to the Board of Directors of the Company and will receive warrants to acquire a number of shares of common stock of the Company to be negotiated.

     The Company is also negotiating a one-year deferment of the current $1.3 million outstanding obligation under the promissory note entered into in connection with the Company's acquisition of FFC from HIH which note became due on December 31, 1999. In exchange for the deferment, the Company expects to relinquish its option to purchase the remaining 50% equity interest in FFC which option is exercisable until December 31, 2001.

     Assuming the expansion of the RPA with FFC or the replacement of this facility by another financier the Company believes that internally generated cashflows will be adequate to support currently planned business operations over the next twelve months.

     The Company's strategy for growth is based on the successful roll-out of the new generation of On-line Monitoring Program through its Distributor Network into existing and new markets and the sale of five-year on-line monitoring contracts through its Upgrade Program to its existing 250,000 residential customers.

     The initial generation of new accounts under the new On-line Monitoring Program will not require additional funding by the Company, as the Company will continue to supply equipment to its Distribution network on a cash on delivery ("COD") basis. The new connections achieved by its Distribution network will be funded by FFC, a 50% owned subsidiary of the Company. At the completion of the initial three- to five-year monitoring contract, the Company will receive the monthly on-line fee less the cost of providing this service for the lifetime of the connection.

     The Company may be required to obtain additional capital to fund growth from other financing sources if the cashflow generated by its Australian, New Zealand and European operations is insufficient to meet the cash requirements of expanding its on-line monitoring services. Potential sources of such capital may include proceeds from bank financing or additional offerings of the equity or debt securities of the Company. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources. The lack of such capital could have a material adverse effect on the Company's operations, liquidity and financial position.

Currency Fluctuations

     Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has increased in value relative to the U.S. dollar from .5904 on December 31, 1998 to .6507 on December 31, 1999. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part III, Item 7, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Part II - OTHER INFORMATION

ITEM 1: Legal Proceedings

     No material changes have occurred that would effect the information presented in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

ITEM 2.  Changes in Securities and Use of Proceeds

     Not Applicable

ITEM 3.  Defaults Upon Senior Securities

     Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

On December 6, 1999, the Company held its 1999 Annual Meeting of Stockholders. The following person was elected as a Class II director to hold office until the 2002 Annual Meeting of Stockholders: Harry Singer. The number of votes cast for, withheld and abstained with respect to such nominee were as follows:

Nominee                                   For                Against                  Abstained
---------------------------------  ------------------  --------------------  ---------------------------
Harry Singer                            3,704,175             12,600                      0

     The Stockholders also voted to approve the ratifications of the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ended June 30,2000. 3,716,775 shares were cast for such selection; 0 shares were cast against such selection; and 0 shares abstained.

     ITEM 5.  Other Information

     Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

     Exhibit 10.1 Warrant Certificate to International Home Securities Investments Ltd. dated 10/1/99 convertible into 200,000 shares of Common Stock.

     Exhibit 10.2 Form of Warrant Certificate to International Home Securities Investments Ltd. dated 1/1/00 convertible into 200,000 shares of Common Stock.

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


                  By:          /s/ Mark Whitaker
                      -------------------------------------------
                                   Mark Whitaker
                      Vice President of Finance and Treasurer
                    (Principal Financial and Accounting Officer)

Dated: February 14, 2000