Form 10-Q
period 2000-03-31
HOME SECURITY INTERNATIONAL INC
filed 2000-05-15
CIK 1038262

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ________________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number
                                   001-14502

                           ________________________

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

     Number of Shares of Common Stock Outstanding on May 15, 2000: 5,828,278


================================================================================

                        PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                       HOME SECURITY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                                                       June 30,      March 31,
                                                                               ---------------------------------
                                                                       NOTE            1999$          2000$
                                                                       -----------------------------------------
ASSETS
------
Current assets
     Cash and cash equivalents                                                        2,976,240          445,880
     Accounts receivable - related party                                                217,516        1,005,133
     Accounts receivable - trade, net                                                 3,190,633        3,693,086
     Note receivable - FAI Insurance group                                5                   -        8,117,567
     Inventories                                                          2           6,974,109        6,417,781
     Prepaid expenses and other current assets                                        1,508,016        2,415,507
                                                                               ---------------------------------
          Total current assets                                                       14,866,514       22,094,954
                                                                               ---------------------------------

Non-current assets
     Investment in partnership                                                          323,398                -
     Investments in affiliated companies                                  5           7,874,928                -
     Intangibles, net                                                                23,014,184       22,505,121
     Deferred income taxes                                                            1,057,558        2,747,801
     Subordinated loan - FAI Finance Corporation Pty Limited                                  -          436,649
     Other non-current assets                                                         4,340,838        4,020,843
                                                                               ---------------------------------
          Total non-current assets                                                   36,610,906       29,710,414
                                                                               ---------------------------------
          Total assets                                                               51,477,420       51,805,368
                                                                               =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Note payable - FAI Insurance Group                                               1,313,400        2,449,200
     Note payable - Integral Investments Limited                                      8,394,024        8,069,715
     Borrowing - FAI Finance Corporation Pty Limited                                          -          884,469
     Accrued security callout                                                           314,056          219,586
     Other accrued liabilities                                                          752,417        1,262,289
     Income tax payable                                                               1,355,696           93,106
     Other current liabilities                                                        5,720,404        5,697,934
                                                                               ---------------------------------
          Total current liabilities                                                  17,849,997       18,676,299
                                                                               ---------------------------------

Non-current liabilities
     Note payable - FAI Insurance group                                               3,447,675        1,989,975
     Borrowing - FAI Finance Corporation Pty Limited                                          -        2,482,145
     Lease liability                                                                    720,510          512,982
     Other non-current liabilities                                                      385,585          420,529
                                                                               ---------------------------------
          Total non-current liabilities                                               4,553,770        5,405,631
                                                                               ---------------------------------
          Total liabilities                                                          22,403,767       24,081,930
                                                                               ---------------------------------

Stockholders' equity
     Preferred stock $.001 value; 1,000,000 shares authorized,                                -                -
       none outstanding
     Common stock $.001 value; 20,000,000 shares authorized and
       5,828,278 shares issued and outstanding as of June 30, 1999
       and March 31, 2000, respectively.                                                  5,828            5,828
     Additional paid-in capital                                                      22,309,708       22,309,708
     Warrants                                                                           504,000        1,064,000
     Secured Note                                                                    (2,375,000)      (2,375,000)
     Accumulated other comprehensive loss                                 3            (452,532)      (1,273,346)
     Retained earnings                                                                9,081,649        7,992,248
                                                                               ---------------------------------
          Total stockholders' equity                                                 29,073,653       27,723,438
                                                                               ---------------------------------
          Total liabilities and stockholders' equity                                 51,477,420       51,805,368
                                                                               =================================


  The accompanying notes are an integral part of these condensed consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Three Months Ended                      Nine months ended
                                             NOTE            March 31,                               March 31,
                                                    ---------------------------------------------------------------------
                                                       1999$               2000$               1999$              2000$
                                            -----------------------------------------------------------------------------
Net Sales                                            11,585,255          7,346,818          33,996,829         25,474,098
Cost of goods sold                                   (5,569,643)        (4,505,517)        (17,278,794)       (13,584,011)
                                                    ---------------------------------------------------------------------
Gross profit                                          6,015,612          2,841,301          16,718,035         11,890,087
General and administrative expenses                  (3,128,655)        (3,920,280)         (8,376,401)       (10,967,076)
Amortization and depreciation                          (524,132)          (778,991)         (1,252,501)        (2,098,997)
Research and development expenses                      (211,086)          (244,438)           (401,307)          (674,920)
                                                    ---------------------------------------------------------------------
Income from operations                                2,151,739         (2,102,408)          6,687,826         (1,850,906)
Non-operating income                                          -            614,781                   -            287,951
Interest income                               5          90,631             74,493             313,051            209,203
Interest expenses  - related party                      (81,909)          (179,684)           (251,416)          (361,916)
                   - other                             (174,642)          (172,588)           (355,118)          (512,443)
                                                    ---------------------------------------------------------------------
Income (Loss) before taxes and equity in
income of affiliated companies and minority
interest                                              1,985,819         (1,765,406)          6,394,343         (2,228,111)
Income tax (expense) benefit                           (842,447)           840,448          (2,691,391)         1,081,495
                                                    ---------------------------------------------------------------------
Income (Loss) before equity in income
of affiliated companies and minority
interest                                              1,143,372           (924,958)          3,702,952         (1,146,616)

Equity in income of affiliated companies      4          57,771              1,927             296,356             57,215
Minority interest                                      (177,894)                 -            (334,565)                 -
                                                    ---------------------------------------------------------------------
Net income (loss)                                     1,023,249           (923,031)          3,664,743         (1,089,401)
                                                    =====================================================================

Net income per common share

Basic earnings per share                            $      0.18        $     -0.16        $       0.68       $      -0.19

Diluted earnings per share                          $      0.18        $     -0.16        $       0.68       $      -0.19

Weighted average number of shares
outstanding

Basic                                                 5,550,500          5,828,278           5,417,167          5,828,278

Diluted                                               5,553,548          5,830,087           5,422,169          5,828,967


  The accompanying notes are an integral part of these condensed consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (Unaudited)

                                                                            Nine months ended
                                                                                March 31,
                                                                  ----------------------------------
                                                                          1999$              2000$
                                                                  ----------------------------------
                                                                  ----------------------------------
          Net cash provided by/(used in) operating activities            3,238,667        (2,790,721)
                                                                  ----------------------------------
Cashflow from investing activities
     Purchase of controlled entity, net of cash acquired                (3,356,615)                -
     Short term loans (granted), repayments received                      (622,504)         (619,622)
     Additions to capital assets                                        (1,109,145)       (1,083,798)
     Other cash inflows/(outflows) from investing activities                69,672               894
                                                                  ----------------------------------
          Net cash used in investing activities                         (5,018,592)       (1,702,526)
                                                                  ----------------------------------
Cashflow from financing activities
     Net proceeds/(repayments) from/(of) borrowings                       (323,400)        2,129,964
     Other cash outflows from financing activities                        (172,910)           (6,438)
                                                                  ----------------------------------
          Net cash used in financing activities                           (496,310)        2,123,526
                                                                  ----------------------------------
Net decrease in cash held                                               (2,276,235)       (2,369,721)
                                                                  ----------------------------------
Cash at the beginning of the financial period                            7,006,183         2,976,240
Effect of exchange rate change on cash                                       7,453          (160,639)
                                                                  ----------------------------------
Cash at the end of the financial period                                  4,737,401           445,880
                                                                  ==================================

Supplemental disclosure of cashflow information:

     Interest paid                                                         309,267           364,424
     Income taxes paid                                                   3,067,917         1,951,612


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

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The investment in FAI Finance Corporation Pty Limited ("FFC") was recorded using the equity method until its sale effective March 31, 2000.

   All inter-company accounts and transactions have been eliminated upon consolidation.

                       HOME SECURITY INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)


NOTE 2: INVENTORIES                          June 30,              March 31,
                                         -------------------------------------
                                               1999$                 2000$
                                         -------------------------------------

Finished goods                                 3,527,596             2,982,895
Work in progress                                 288,382               797,221
Raw materials                                  3,158,131             2,637,665
                                         -------------------------------------
                                               6,974,109             6,417,781
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

     Total Comprehensive Income for the three and nine-month periods ended March 31, 1999 and 2000 was as follows:


                                                      Three Months Ended
                                                           March 31,
                                               ------------------------------
                                                     1999$           2000$
                                               ------------------------------
                                                   1,023,249        (923,031)
Net Income
Other comprehensive income (loss):
      Foreign currency translation adjustment        256,880        (705,265)

                                               -----------------------------
Total comprehensive income (loss)                  1,280,129      (1,628,296)
                                               =============================



                                                      Nine Months Ended
                                                           March 31,
                                               -------------------------------
                                                     1999$           2000$
                                               -------------------------------
                                                   3,664,743      (1,089,401)
Net Income
Other comprehensive income (loss):
      Foreign currency translation adjustment        274,625        (820,814)

                                               -----------------------------
Total comprehensive income (loss)                  3,939,368      (1,910,215)
                                               =============================

                       HOME SECURITY INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 4: EQUITY IN INCOME OF AFFILIATED COMPANIES

     On December 31, 1997 the Company purchased 50 percent of the issued and outstanding shares (the "FFC Shares") of FAI Finance Corporation Pty Limited and its subsidiary FAI Finance Corporation (NZ) Limited ("FFC") from FAI Insurances Limited (the "FFC Transaction"). FFC, a consumer finance company with operations in Australia and New Zealand, finances a significant portion of the Company's financed sales. Effective March 31, 2000 the Company sold its 50 percent interest in FFC back to FAI Insurances Limited for $8,117,567 (See Note 5). Selected summarized financial information for FFC is presented below.

                                                     Three months ended
                                                          March 31,
                                            ----------------------------------
                                                   1999$             2000$
                                            ----------------------------------

Net interest income                               1,188,371         2,230,155
Net income                                          262,934           151,081


                                                       Nine months ended
                                                          March 31,
                                            ----------------------------------
                                                   1999$             2000$
                                            ----------------------------------

Net interest income                               4,629,754         6,574,740
Net income                                        1,022,794           566,651

   Reconciliation of equity in income of affiliated companies for the three and nine-month period ended March 31, 1999 and 2000 is shown below.

                                                      Three months ended
                                                          March 31,
                                            ----------------------------------
                                                   1999$             2000$
                                            ----------------------------------

50 percent of Net income of affiliated
  company - FFC                                     131,467            75,541
Amortization of goodwill - FFC                      (73,696)          (73,614)
                                            ---------------------------------
Equity in income of affiliated companies             57,771             1,927
                                            =================================


                                                      Nine months ended
                                                          March 31,
                                            ----------------------------------
                                                   1999$             2000$
                                            ----------------------------------

50 percent of Net income of affiliated
  company - FFC                                     511,397           283,326
Amortization of goodwill - FFC                     (215,041)         (226,111)
                                            ---------------------------------
Equity in income of affiliated companies            296,356            57,215
                                            =================================

                       HOME SECURITY INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 5: SALE OF FAI FINANCE CORPORATION PTY LIMITED

     Effective March 31, 2000, the Company, through its wholly- owned subsidiary FAI Home Security Pty. Limited ("FHS"), sold its 50% interest in FFC to FAI Insurances Limited ("FAI") for approximately $8,117,567 (the "Sale") realising a gain of $614,781, recorded within Non-operating income. FAI, which owns approximately 47% of the outstanding common stock of the Company, is a wholly owned subsidiary of HIH Insurance Limited ("HIH").

     In connection with FHS's purchase of FFC in Fiscal 1997, FAI provided FHS with vendor financing, approximately $4,439,175 of which remains outstanding (the "FAI Note"). Pursuant to the terms of the Sale, FAI has agreed to extend the payment terms of the FAI Note which will be guaranteed by a security interest in FHS's wholly owned subsidiary, Ness Security Products Pty Ltd. Upon receipt of the proceeds of the Sale, the Company paid to Integrated Investments Limited ("IIL") $8,200,000 in full settlement of the $8,298,000 due to IIL on June 30, 2000 (the "IIL Payment"). The reduction in the amount paid versus that owed as of June 30, 2000 reflects a discount for the time value of money, and will be accounted for during the quarter ending June 30, 2000.

     On or about April 7, 2000, FAI paid the Company through its subsidiary $2,400,000. The remainder of the Sale price plus the shortfall required to retire the IIL note in full (which was added to the FAI Note) was paid on or about April 26, 2000. Pursuant to the terms of the Sale, the FAI Note will accrue interest at the rate of 7.75% annually and require monthly payments of principal and interest over sixty months.

     In addition to the above described transactions, pursuant to the terms of the Sale, FFC has agreed to increase the limit on its existing factoring facility with FHS from approximately $3,061,500 to approximately $4,592,250.

     The Company has filed a Report on Form-8K in relation to this sale including unaudited Pro Forma financial statements.

     Unaudited Pro Forma net income adjusted as though the Sale took place at the beginning of the periods being reported on is shown below.



                                                   Nine Months Ended
                                                        March 31,
                                            ---------------------------------
                                                 1999             2000
                                                  $US              $US
                                            ---------------------------------
                                            (in thousands except per share data)


Pro forma net sales                               33,997          25,474
Pro forma income from operations                   6,689          (1,851)
Pro forma net income                               4,355            (609)
Pro forma net income per common share
        Basic earnings per share                    0.80           -0.10
        Diluted earnings per share                  0.80           -0.10
Pro forma weighted average number of shares
 outstanding
       Basic                                       5,417           5,828
       Diluted                                     5,422           5,829

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

Additional Risk Factor

     History of Decrease in Security Alarm Sales; Variability of Quarterly Operating Results. The Company has experienced significant decreases in its security alarm sales for the past four fiscal quarters. While the Company has taken a number of measures to increase its revenues from the sale of security alarms there can be no assurance that these measures will succeed or that the Company will become profitable. Furthermore, as it is difficult to predict the success of the Company's new sales strategy, which focuses on base monitoring services, historical results should not be relied upon as an indication of future performance. As the Company's current level of monthly unit sales is insufficient to generate positive cashflow from operations the Company must obtain additional external funding. There is no guarantee that the Company will obtain additional external funding. The lack of such external funding could have a material adverse effect on the Company's operations, liquidity and financial position.

Overview

     Currently, the Company through the Distributor Network, sells, installs, monitors and services a residential security alarm system marketed under the trade name SecurityGuard, principally in Australia, with operations in Europe, New Zealand, North America and South Africa. The SecurityGuard alarm and other major components are manufactured exclusively by Ness Security Products Pty Limited ("Ness"), a wholly owned subsidiary.

     The Company's revenues from SecurityGuard System sales are currently recorded upon shipment by the Company to Area Distributors and Distributors and are net of any discounts. Revenues related to upgrade monitoring contracts are collected and recognized monthly over the life of the monitoring contracts. Revenues related to extended warranties are recognized over the life of the warranty agreement with the customer, although payment is received in full at the beginning of the agreement.

Recent Developments

On Line Monitoring Program - New Customers

     During the last three quarters, the Company devoted substantial resources and personnel to refine and introduce into its Distributor Network a new sales strategy offering the customer the SecurityGuard System alarm for an affordable monthly payment over a 60-month period (the "On-line Monitoring Program").

     This new On-line Monitoring Program represents a dynamic change from the Company's previous strategy of simply selling its alarm system at full price with little opportunity for continued customer access or revenue generation except for selling periodic upgrades. The On-line Monitoring Program is based on a United States market model that has been adopted by many major security companies whereby the equipment and the monitoring component are repaid through a monthly interest free contract. Under this program connection and installation are provided to the customer free of charge. The new On-line Monitoring Program require the customer to make a small initial down payment for the alarm equipment and the connection does not include an interest charge under the 60-month monitoring commitment.

     The On-line Monitoring Program currently results in the Company receiving lower margins due to the Company providing for the cost of monitoring supplied through a third party over the 60 month period. The initial cash inflow from the On-line Monitoring Program is comparable to the Company's former sales program. Over the life of the contract the Company will incur additional monthly cash outflows equal to the cost of monitoring the lines. At the completion of the initial contract, the Company will receive, for the remaining life of the connection, cash inflows equal to the monthly recurring revenue paid by the customer less the cost of monitoring the line.

     The Company completed the conversion of Australia and New Zealand markets to the new strategy in April 2000. The Company is continuing its development of the On-line Monitoring Program in the United States and expects to finalize and launch the program in the fourth quarter ending June 30, 2000. The Company intends to begin testing the On-line Monitoring Program in the United Kingdom and Netherlands markets in the fourth fiscal quarter ending June 30, 2000. It is the Company's intention to launch a program in each market that provides a basic security package consisting of an alarm and on-line monitoring services for five years. The Company plans to expand its distributor network through a recruitment program.

Upgrade Program - Existing Customers

     The Company has continued to contact its existing customer-base to offer its 5-year on-line monitoring services package (the "Upgrade Program"). During the three months ended March 31, 2000, the Company upgraded 2,034 alarm systems with on-line monitoring services. These new connections represented a 161% increase from the on-line monitoring connections made in the three months ended March 31, 1999. As of March 31, 2000, more than 8,400 of the Company's existing 250,000 customers have entered into agreements to purchase the Company's on-line monitoring services.

     The Company will recognize on an installment basis the revenue from the Upgrade Program over the period of each contract. All selling and installation cost for the Upgrade Program have been capitalized and will be expensed over the period of each contract. All setup and development expenses relating to the Upgrade Program have been expensed as incurred.

     The Upgrade Program generates an initial cash outflow consisting of product, installation and sales commission costs. The Company completed an initial funding facility to finance the initial cash deficiency and intends to increase or replace this facility to ensure the Upgrade Program can be expanded. There can be no guarantee the Company will be successful in increasing or expanding this facility.

Results of Operations

Comparison of three months ended March 31, 2000 and March 31, 1999.

     Net Sales: Net sales decreased by $4.3 million or 37% from $11.6 million for the three months ended March 31, 1999 to $7.3 million for the three months ended March 31, 2000. Distributor sales decreased by $2.9 million or 40% from $7.3 million for three months ended March 31, 1999 to $4.4 million for the three months ended March 31, 2000. The reduction in Distributor sales was primarily a result of a 58% decline in total sales from 12,950 units for the three months ended March 31, 1999 to 5,468 for the three months ended March 31, 2000. Direct Retail Sales (sales of manufactured goods by Ness to third parties other than the Company) increased by $0.7 million or 17% from $1.8 million for three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000.

     Units sold in the Australian market decreased 63% from 9,550 units for the three months ended March 31, 1999 to 3,486 units for the three months ended March 31, 2000. Units sold in New Zealand decreased 71% from 1,556 units for the three months ended March 31, 1999 to 448 units for the three months ended March 31, 2000.

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

     Unit sales in the European market decreased 7% from 1,569 units for the three months ended March 31, 1999 to 1,455 for the three months ended March 31, 2000. The reduction in unit sales was primarily attributable to the closure of non-performing offices in the United Kingdom. The United Kingdom operation has been centralized to one office from which the new On-line Monitoring Program can be launched and the Distributor Network rebuilt.

     The reduction in unit sales was also caused by the Company's intentional temporary suspension of sales in the South African market to concentrate the resources of the Company on the Australian, New Zealand, USA and European markets. The South African market has typically represented a low margin business for the Company. The Company recorded 52 unit sales in South Africa during the three months ended March 31, 2000 compared to 90 for the three months ended March 31, 1999.

     Cost of Goods Sold: Cost of goods sold decreased 20% from $5.6 million for the three months ended March 31, 1999 to $4.5 million for the three months ended March 31, 2000. As a percentage of net sales, cost of goods sold increased 13% from 48% for the three months ended March 31, 1999 to 61% for the three months ended March 31, 2000. The increase in cost of goods sold as a percentage of net sales was primarily attributable to reduction in margin received by the Company from the On-line Monitoring Program. The Company must provide for the cost of monitoring supplied through a third party over the 60-month period.

     General and Administrative Expenses: General and administrative expenses were $3.9 million for the three months ended March 31, 2000, compared to $3.1 million for the three months ended March 31, 1999. Total general and administrative expenses, as a percentage of net sales, increased 26% to 53% for the three months ended March 31, 2000 compared to 27% for the three months ended March 31, 1999.

     The increase in general and administrative expenses as a percentage of net sales was primarily attributable to:

     (i) The fixed nature of the expenses relating to the administration and provision of service to the distribution network.

     (ii) Implementation costs associated with the launch of the new SecurityGuard 3 product in both Australia and New Zealand.

     (iii) Marketing and development costs relating to the Upgrade Program resulting in 2,034 connections to on-line monitoring from the Company's existing 250,000 home customer base.

     (iv) Program development costs relating to the United States market and the On-line Monitoring Program.

     Amortization and depreciation: Amortization and depreciation increased from $0.5 million for the three months ended March 31, 1999 to $0.8 million for the three months ended March 31, 2000. This was primarily attributable to: (i) the inclusion of $0.05 million of additional depreciation relating to the capitalization of monitoring dialers which commenced July 1, 1999; (ii) the write down of $0.1 million of fixed assets which were determined to be of negligible value; and (iii) the inclusion of $0.02 million of additional amortization relating to goodwill recorded upon the acquisition of the remaining 24.96% of Ness Security Products Pty Limited ("Ness acquisition"). The Ness acquisition was effective April 9, 1999 and therefore the additional amortization described in clause (iii) above did not apply for the three months ended March 31, 1999.

     Research and Development: Research and Development expense remained stable at $0.2 million for the three months ended March 31, 2000 and 1999, respectively. Research and Development expenses represents costs incurred by Ness in relation to product approvals and the design and development of new products.

     Income From Operations: Income from operations decreased 195% from $2.2 million for the three months ended March 31, 1999 to a loss of $2.1 million for the three months ended March 31, 2000. The decrease in income from operations reflects the reduction in unit sales in the three months ended March 31, 2000.

     Non Operating Income - Other: Non Operating Income - Other for the three months ended March 31, 2000 represents the $0.6 million profit on the sale of the Company's 50% interest in FAI Finance Corporation Pty Limited to FAI Insurances Limited, effective March 31, 2000.

     Interest Income: Interest income remained constant at $0.1 million for the three months ended March 31, 2000 and 1999.

     Interest Expense-related party: Interest expense--related party increased from $0.1 million for the three months ended March 31, 1999 to $0.2 million for three months ended March 31, 2000. Interest expense-related party consists of interest payments on: (a) the vendor-financed loan initiated as part of the FFC Transaction on December 31, 1997; and (b) the funding facility initiated on December 22, 1999 to finance the initial cash deficiency of the Upgrade Program. The increase of $0.1 million was directly attributable to the introduction of
(b) for the three months ended March 31, 2000.

     Interest Expense-other: Interest expense--other for the three months ended March 31, 2000, and 1999 was $0.2 million. The interest charge for both the three month periods ended March 31, 2000 and 1999 consisted of a non-cash imputed interest charge of $0.2 million recorded in order to comply with the U.S. GAAP purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of Integrated International Home Security Limited ("IIHSL"), the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a discount to be recorded for debt securities issued in connection with an acquisition with an interest rate fixed materially below the effective rate or current yield of an otherwise comparable security.

     Income Tax (Expense) benefit: As the Company incurred a loss for the three month period ended March 31, 2000, it derived a tax benefit and an effective tax rate of 48%. This contrasted to the prior corresponding period when a profit was derived and the effective tax rate was 42%. The effective rate of tax for the three months ended March 31, 2000 was increased by the difference between accounting and taxable profit on the sale of the Company's 50% interest in FFC due to the effect of capital gains indexation and equity accounting adjustments.

     Equity in Income of Affiliated Companies: Equity in income of affiliates decreased from $58,000 for the three months ended March 31, 1999 to $2,000 for the three months ended March 31, 2000. This was calculated by taking the Company's 50% share of FFC's net income of $76,000 for the three months ended March 31, 2000 and deducting amortization of goodwill for the same period of $74,000. The decrease in FFC's net income during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily attributable to the Company's reduction in unit sales.

     Minority Interest: Minority interest for the three months ended March 31, 1999 represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the three months ended March 31, 1999. Effective April 9, 1999 the Company acquired the remaining 24.96% interest in Ness, eliminating the minority interest.

     Net Income (loss): Net income (loss) decreased from a profit of $1.0 million for the three months ended March 31, 1999 to a loss of $0.9 million for the three months ended March 31, 2000. This was primarily attributable to the 58% decline in total sales from 12,950 units for the three months ended March 31, 1999 to 5,468 for the three months ended March 31, 2000.



Comparison of nine months ended March 31, 2000 and March 31, 1999.

     Net Sales: Net sales decreased by $8.5 million or 25% from $34.0 million for the nine months ended March 31, 1999 to $25.5 million for the nine months ended March 31, 2000. Distributor sales decreased by $10.8 million or 40% from $26.7 million for nine months ended March 31, 1999 to $15.9 million for the nine months ended March 31, 2000. The reduction in Distributor sales was primarily a result of a 47% decline in total sales from 42,826 units for the nine months ended March 31, 1999 to 22,749 for the nine months ended March 31, 2000. Direct Retail Sales increased by $1.4 million or 24% from $5.8 million for nine months ended March 31, 1999 to $7.2 million for the nine months ended March 31, 2000. The increase in Direct Retail Sales was directly attributable to the inclusion of an additional $2.6 million in Direct Retail Sales for the three months ended September 30, 1999. The IIHSL acquisition was effective October 1, 1998 and therefore the additional Direct Retail Sales did not apply for the three months ended September 30, 1998.

     Units sold in the Australian market decreased 49% from 32,117 units for the nine months ended March 31, 1999 to 16,372 units for the nine months ended March 31, 2000. Units sold in New Zealand decreased 70% from 4,730 units for the nine months ended March 31, 1999 to 1,429 units for the nine months ended March 31, 2000.

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

     Unit sales in Europe and the United Kingdom increased 3% from 4,432 units for the nine months ended March 31, 1999 to 4,559 for the nine months ended March 31, 2000. In particular, unit sales in the Netherlands increased 52% from 2,709 for the nine months ended March 31, 1999 to 4,131 for the nine months ended March 31, 2000.

     The Company has intentionally temporarily suspended selling in the South African market to concentrate the resources of the Company on the Australian, New Zealand, USA and European markets. The South African market recorded 142 unit sales during the nine months ended March 31, 2000 compared to 957 for the nine months ended March 31, 1999.

     Cost of Goods Sold: Cost of goods sold decreased 21% from $17.3 million for the nine months ended March 31, 1999 to $13.6 million for the nine months ended March 31, 2000. As a percentage of net sales, cost of goods sold increased 2% from 51% for the nine months ended March 31, 1999 to 53% for the nine months ended March 31, 2000. The increase in cost of goods sold as a percentage of net sales is primarily attributable to reduction in margin received by the Company from the introduction of the On-line Monitoring Program in the third quarter. The Company must provide for the cost of monitoring supplied through a third party over the 60-month period.

     General and Administrative Expenses: General and administrative expenses were $11.0 million for the nine months ended March 31, 2000, compared to $8.4 million for the nine months ended March 31, 1999. Total general and administrative expenses, as a percentage of net sales, increased 18% to 43% for the nine months ended March 31, 2000 compared to 25% for the nine months ended March 31, 1999. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to:

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

     (iv) Marketing and development costs relating to Upgrade Program resulting in the 2,818 connections to on-line monitoring from the Company's existing 250,000 home customer base.

     (v) Program development costs relating to the United States market and the On-line Monitoring Program.

     (vi) The inclusion of $0.8 million of additional expenses relating to IIHSL. The IIHSL acquisition was effective October 1, 1998 and therefore the additional expenses did not apply for the three months ended September 30, 1998.

     Amortization and depreciation: Amortization and depreciation increased by 62% from $1.3 million for the nine months ended March 31, 1999 to $2.1 million for the nine months ended March 31, 2000. This was directly attributable to: (i) the write off of goodwill relating to the South African market of $52,000; (ii) the inclusion of $54,000 million of additional depreciation relating to the capitalization of monitoring dialers which commenced July 1, 1999; (iii) the write down of $0.1 million of fixed assets which were determined to be of negligible value; (iv) increase in amortization and depreciation of capital and leased assets of $0.2 million; (v) the inclusion of $0.2 million of additional depreciation and amortization of capital assets relating to Ness and; (vi) the inclusion of $0.2 million of additional amortization relating to goodwill recorded upon the acquisition of IIHSL. The IIHSL acquisition was effective October 1, 1998 and therefore the additional depreciation and amortization described in clause (v) and (vi) above did not apply for the three months ended September 30, 1998.

     Research and Development: Research and Development expense was $0.7 million for the nine months ended March 31, 1999 compared to $0.4 million for the three months ended December 31, 1998. The $0.3 million increase is attributable to the exclusion of $0.2 million of Research and Development expenses relating to Ness for the three months ended September 30, 1998. Research and Development expenses represent costs incurred by Ness in relation to product approvals and the design and development of new products.

     Income From Operations: Income from operations decreased 128% from $6.7 million for the nine months ended March 31, 1999 to a loss of $1.9 million for the nine months ended March 31, 2000. The decrease in income from operations reflects the reduction in unit sales in the nine months ended March 31, 2000.

     Non Operating Income - Other: Non Operating Income - Other represents;

     (i) The $0.3 million write-off of the Company's 49% interest in the Bayside Partnership purchased June 30, 1998, which had entered into an agreement with Prime Life Corporation to acquire a retirement village in Melbourne, Australia. The Company had been unable to reach an agreement as to the appropriate management fee to be charged for the administration of this passive investment. The Company has terminated this relationship to focus its resources on its core business.

            The investment in the partnership provided the Company with a permanent difference for tax purposes of $1.5 million (approximately $0.5 million after tax) for the fiscal year ended June 30, 1998. Due to changes in tax laws this benefit was reversed for fiscal year ended June 30, 1999 and has subsequently been reinstated as a result of the write-off of the interest in the partnership.

     (ii) The $0.6 million profit on the sale of the Company's 50% interest in FFC to FAI Insurances Limited, effective March 31, 2000.

     Interest Income: Income from operations decreased 33% from $0.3 million for the nine months ended March 31, 1999 to $0.2 million for the nine months ended March 31, 2000. The decrease in interest income is directly attributable to the reduction in the Company's Cash and Cash Equivalents from $4.7 million as at March 31, 1999 to $0.4 million as at March 31, 2000.

     Interest Expense-related party: Interest expense--related party increased from $0.3 million for the nine months ended March 31, 1999 to $0.4 million for nine months ended March 31, 2000. Interest expense-related party consists of interest payments on: (a) the vendor-financed loan initiated as part of the FFC Transaction on December 31, 1997; and (b) the funding facility initiated on December 22, 1999 to finance the initial cash deficiency of the Upgrade Program. The increase of $0.1 million was directly attributable to the introduction of
(b) for the three months ended March 31, 2000.

     Interest Expense--other: Interest expense--other for the nine months ended March 31, 2000, and 1999 was $0.5 million and $0.4 million respectively. The interest charge for both the nine month periods ended March 31, 2000 and 1999 consisted of a non-cash imputed interest charge recorded in order to comply with the U.S. GAAP purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a discount to be recorded for debt securities issued in connection with an acquisition with an interest rate fixed materially below the effective rate or current yield of an otherwise comparable security. The interest charge was not reflected in the three months ended September 30, 1998 since IIHSL was acquired in October 1998.

     Income Tax (Expense) Benefit: As the Company incurred a loss for the nine month period ended March 31, 2000, it derived a tax benefit and an effective tax rate of 49%. This contrasted to the prior corresponding period when a profit was derived and the effective tax rate was 42%. The effective rate of tax for the nine months ended March 31, 2000 was increased by; (i) the difference between accounting and taxable profit on the sale of the Company's 50% interest in FFC due to the effect of capital gains indexation and equity accounting adjustments; and (ii) the re-instatement of the permanent difference for tax purposes of $1.5 million (approximately $0.5 million after tax) derived from the investment in the Bayside Partnership which was written off as at December 31, 1999.



     Equity in Income of Affiliated Companies: Equity in income of affiliates decreased from $296,000 for the nine months ended March 31, 1999 to $57,000 for the nine months ended March 31, 2000. This was calculated by taking the Company's 50% share of FFC's net income of $283,000 for the nine months ended March 31, 2000 and deducting amortization of goodwill for the same period of $226,000. The decrease in FFC's net income during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 was primarily attributable to the Company's reduction in unit sales.

     Minority Interest: Minority interest for the nine months ended March 31,1999 represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the nine months ended March 31, 1999. Effective April 9, 1999 the Company acquired the remaining 24.96% interest in Ness, eliminating the minority interest.

     Net Income (loss): Net income (loss) decreased from a profit of $3.7 million for the nine months ended March 31, 1999 to a loss of $1.1 million for the nine months ended March 31, 2000. This was primarily attributable to the 47% decline in total sales from 42,826 units for the nine months ended March 31, 1999 to 22,749 for the nine months ended March 31, 2000.

Liquidity and Capital Resources

     Cashflow from operations declined $6.0 million from a cash-inflow of $3.2 million for the nine months ended March 31, 1999 to a cash-outflow of $2.8 million for the nine months ended March 31, 2000. The principal source of the Company's liquidity historically has been cashflow from operations. As at March 31, 2000 the Company has $0.6 million available on its $0.7 million credit facility with Westpac Banking Corporation. The Company's cashflow from operations is currently negative and unless it is able to secure additional credit facilities or raise further debt or equity there can be no assurance that internally generated cashflow will be adequate to support current business operations over the next three months. The lack of an additional credit facility will have a material adverse effect on the Company's operations, liquidity and financial position.

     The decline in cashflow from operations was primarily due to (i) the $4.8 million decline of net income from a profit of $3.7 million for the nine months ended March 31, 1999 to a net loss of $1.1 million for the nine months ended March 31, 2000 and (ii) provisional income tax payments of $1.7 million relating to the fiscal year ended June 30, 1999.

     Net cash used in investing activities decreased from $5.0 million for the nine months ended March 31, 1999 to $1.7 million for the nine months ended March 31, 2000. Net cash used in investing activities for the nine months ended March 31, 1999 primarily consisted of; (i) consideration paid and costs associated with the acquisition of IIHSL; (ii) a short term loan of $0.6 million granted to FAI Home Distributors Pty Limited; and (iii) the purchase of capital assets by Ness. Net cash used in investing activities for the nine months ended March 31, 2000 primarily consisted of (i) capitalized monitoring dialers of $0.6 million;
(ii) $0.4 million for the purchase of capital assets; and (iii) a short term loan of $0.6 million granted to FAI Home Distributors Pty Limited.

     Net cash generated from financing activities increased from a deficit of $0.5 million for the nine months ended March 31, 1999 to a surplus of $2.1 million for the nine months ended March 31, 2000. The surplus consisted of; (i) cash received of $3.1 for the sale of upgrade monitoring receivables to FFC pursuant to the Receivables Purchase Agreement ("RPA") less collections remitted to FFC of $0.2 million; and (ii) Ness Note installment payments of $400,000 paid on July 7, 1999, and $100,000 paid on February 15, 2000 and $300,000 paid on February 21, 2000.

FFC-Receivables Purchase Agreement
----------------------------------

     On December 22, 1999, the Company entered into the Receivables Purchase Agreement ("RPA") with FAI Finance Corporation Pty Limited ("FFC"). Under this agreement, the Company has the right to sell eligible upgrade monitoring receivables to FFC and undertakes to continue to service the receivables in exchange for an upfront cash payment equal to the sum of the total receivable less 15% retained as sub-ordinated debt. This facility specifically relates to the Company's Upgrade Program offering five-year monitoring contracts to its existing 250,000 residential customers. Previously, the Company has funded this program from cash flow from operations.

     Under the RPA, the Company must maintain a sub-ordinated loan with FFC equal to 15% of the outstanding receivable sold. The sub-ordinated loan as at March 31, 2000 was $0.4 million.

     The Company has not recognized the sales of receivables under the agreement as a sale for financial reporting purposes. The sales proceeds received from FFC have been recognized as secured borrowing, and interest and line fees under the FFC facility have been recognized as interest expense. Under the agreement the Company pays interest to FFC at 12.5% per annum on the used portion of the facility plus a line fee of 2.0%. As at March 31, 2000 the limit of the facility provided by FFC, being $3,061,500, was fully drawn. The facility has subsequently been extended to $4,592,250 pursuant to the terms of the Sale of FFC. As at April 10, 2000 the extension of the facility was fully drawn.

     The Company intends to seek a larger facility to facilitate the expansion of this program with either FFC or other financial institution. There is no guarantee the Company will be successful in increasing or replacing this facility.

Sale of FFC
-----------

     Effective March 31, 2000, the Company, through its wholly-owned subsidiary FAI Home Security Pty. Limited ("FHS"), sold its 50% interest in FFC to FAI Insurances Limited ("FAI") for approximately $8,117,567 (the "Sale"). On April 7, 2000, FAI paid FHS $2,400,000, the remainder of the Sale price was paid on or around April 26, 2000. FAI, which owns approximately 47% of the common stock of the Company, is a wholly owned subsidiary of HIH Insurance Limited ("HIH").

     In connection with FHS's purchase of FFC in Fiscal 1997, FAI provided FHS with vendor financing, approximately $4,439,175 of which remains outstanding (the "FAI Note"). Pursuant to the terms of the Sale, FAI agreed to extend the payment terms of the FAI Note, which will be guaranteed by a security interest in Ness Security Products Pty. Ltd. ("Ness"). Upon receipt of the proceeds of the Sale, the Company paid to Integrated Investments Limited ("IIL") $8,200,000 in full settlement of the $8,298,000 due to IIL as of June 30, 2000 (the "IIL Payment"). The decrease in the amount paid versus that owed as of June 30, 2000 reflects a discount for the time value of money. To the extent that the proceeds from the Sale were insufficient to pay IIL in full, FAI lent the shortfall to FHS and added that amount to the FAI Note which will accrue annual interest at the rate of 7.75% and requires monthly payments of principal and interest over sixty months.

     In addition to the above described transactions, pursuant to the terms of the Sale, FFC has agreed to increase the limit on its existing factoring facility with FHS from approximately $3,061,500 to approximately $4,592,250.

     Sutter Securities, Inc. issued a fairness opinion stating that the Sale was in the best interest of the public shareholders of HSI and a reasonable third-party transaction.

     As of October 1, 1999, and January 1, 2000 the Company has issued five year convertible warrants to purchase 400,000 shares of Common Stock at an exercise price of $13.00 per share to Integral Investments Limited ("IIL") pursuant to the terms originating from the acquisition of IIHSL.

     The Company is currently evaluating the carrying value of: (i) goodwill of $8.6 million originating from the reorganization immediately preceding the Company's Initial Public Offering; (ii) the Distributor Association loan of $1.0 million; (iii) tax benefits of $0.2 million relating to the Company's Canadian operation; and (iv) Distributor receivable balances of $1.3 million., to determine the appropriateness of potential charges / write-offs against such balances, and where required, intends to make such adjustments in the fourth quarter of Fiscal 2000.

     The Company's strategy for growth is based on the successful roll-out of the new On-line Monitoring Program through its Distributor Network into existing and new markets and the sale of five-year on-line monitoring contracts through its Upgrade Program to its existing 250,000 residential customers. As the Company's current level of monthly unit sales is insufficient to generate positive cashflow from operations the Company must obtain additional external funding until a breakeven level of sales is achieved. There is no guarantee that the Company will achieve a breakeven level of unit sales or will be successful in obtaining additional external funding. The lack of such capital could have a material adverse effect on the Company's operations, liquidity and financial position.



Currency Fluctuations

     Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has reduced in value relative to the U.S. dollar from .6280 on March 31, 1999 to
 .6123 on March 31, 2000. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

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

     Not Applicable

ITEM 5.  Other Information

     Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 27.1  Financial Data Schedule

     (b) On April 14, 2000 the registrant filed a report on Form 8K to file the requisite financial information and related exhibits associated with the sale of it's 50% interest in FFC.





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

                      HOME SECURITIES INTERNATIONAL, INC.
                                 (Registrant)


                         By:       /s/ Chris MacDonnell
                                   -----------------------------------
                                       Chris MacDonnell
                                   Chief Operating Officer
                                (Principal Operating Officer)


                         By:       /s/ Mark Whitaker
                                   -----------------------------------
                                       Mark Whitaker
                             Vice President of Finance and Treasurer
                          (Principal Financial and Accounting Officer)

Dated: May 15, 2000