Form 10-K
period 2000-06-30
HOME SECURITY INTERNATIONAL INC
filed 2000-10-02
CIK 1038262

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                        -------------------------------

                                   FORM 10-K

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                      For the Fiscal Year Ended June 30, 2000

                                      OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-14502

                       --------------------------------

                       HOME SECURITY INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

            Delaware                                          98-0169495
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Aggregate market value, as of September 29, 2000, of Common Stock held by non-affiliates of the registrant: $303,401 based on the last reported sale price on the American Stock Exchange.

Number of shares of Common Stock outstanding on September 29, 2000: 5,828,278 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant intends to file a definitive Proxy Statement pursuant to regulation 14A within 120 days after the end of the fiscal year ended June 30, 2000. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

================================================================================

                                    PART I

ITEM 1.   BUSINESS

Overview

          Home Security International, Inc., a Delaware corporation (the "Company") is a direct sales company which, through a distributor network (the "Distributor Network"), sells, installs, monitors and services a residential security alarm system marketed under the trade name SecurityGuard, principally in Australia and New Zealand, with international operations in Europe, South Africa and North America. The Company's security system (the "SecurityGuard System") provides home protection to a customer's premises through interior heat sensitive motion detectors, and a centralized processing unit ("CPU") which communicates signals to a central monitoring station. Initially, the Company successfully generated revenues from the margins realized on sales of unmonitored SecurityGuard Systems, resulting in a base of customers with installed SecurityGuard Systems of approximately 264,000. Over the last twelve months the Company has focused on generating recurring revenue, through the sale of extended warranties to its customers and the introduction of on-line alarm monitoring services in Australia, New Zealand, North America, and Europe. The SecurityGuard alarm and other major components are manufactured exclusively for the Company by Ness Security Products Pty Limited, a wholly owned subsidiary.

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

          During the last fiscal year, the Company devoted substantial resources and personnel to refine and introduce into its Distributor Network a new sales strategy offering the customer the SecurityGuard System alarm for an affordable monthly payment over a 60-month period (the "On-line Monitoring Program").

          This new On-line Monitoring Program represents a dynamic change from the Company's previous strategy of simply selling its alarm system at full price with little opportunity for continued customer access or revenue generation except for selling periodic upgrades. The On-line Monitoring Program is based on a United States market model that has been adopted by many major security companies whereby the equipment and the monitoring component are repaid through a monthly payment plan.

          The Company's strategy for growth is based on the successful roll-out of the new On-line Monitoring Program through its Distributor Network into existing and new markets and the sale of five-year on-line monitoring contracts through its Upgrade Program to its existing 264,000 residential customers. As The Company's current level of monthly unit sales is insufficient to generate positive cashflow from operations . There is no guarantee that the Company will achieve a breakeven level of unit sales or will be successful in obtaining additional external funding to cover negative operational cash flow. The lack of such capital could have a material adverse effect on the Company's operations,


Security Alarm Industry

          The Australian, New Zealand and North American security alarm industry is large, growing rapidly and characterized by a high degree of fragmentation, low residential penetration with a continuing trend toward consolidation. The Company believes that the European market is similarly fragmented and that the residential segment in Europe is substantially less penetrated than in North America. Industry statistics published by Security Distributing and Marketing Magazine, an industry publication, indicate that revenues for the electronic security alarm segment of the security industry grew from $9.7 billion in 1990 to $16.1 billion in 1999. Management and other industry sources estimate that there will be a substantial amount of new residential customers created in North

America and Europe over the next several years as more and more consumers elect to include security systems in their places of living.

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

          Continued Product Diversification and Integration of Services. The products and services marketed in the residential security alarm industry range from alarm systems that provide basic intrusion and fire detection to sophisticated systems incorporating features such as closed circuit television and access control. A recent trend in the residential security alarm industry has been increased integration of different types of products into single systems provided by single vendors. The Company believes that this trend is a result of the need for enhanced security services on a more cost-effective basis. Whereas basic alarm systems were once adequate for many businesses and homes, it appears that many consumers now demand remote control access and monitoring integrated into a single system to provide for their overall security needs. A security alarm system which provides burglar alarm monitoring and remote control, all integrated into one central system, not only provides enhanced security services, but also is more cost-effective than separate systems installed by separate vendors. Accordingly, the Company is positioning itself to take advantage of this trend by expanding the services offered to its customers to include 24-hour monitoring services. In this environment, the Company believes that it can gain a competitive advantage over smaller companies in the industry that do not have the infrastructure or the expertise to support the larger and more sophisticated integrated systems.

          Advances in Digital Communications Technology. Alarm systems use either hardwired or wireless technology for systems installed on subscribers' premises and may include digital, multiplex and wireless (radio) technologies for the transmission of alarm signals to a central monitoring center. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, alarm-monitoring companies were required to maintain a large number of geographically dispersed monitoring stations in order to achieve a national or regional presence. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has not only decreased the cost of providing alarm-monitoring services, it has also substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the subscriber equipment available to consumers in the residential and commercial markets and has substantially reduced service costs because many diagnostic and maintenance functions can be performed from a vendor's office without sending a technician to the customer's premises.

Strategy

          The Company expects to generate revenues by continuing to focus its sales efforts on markets underserved by the security alarm industry and by increasing the size of the Distributor Network in those countries in which it now operates. In addition, the Company expects to expand its operations by establishing a Distributor Network in new international markets and through generating sources of recurring revenue by offering both its new and existing alarm customers additional security related services, such as extended warranties and on-line monitoring services. Each of the key elements of the Company's growth strategy is discussed below.

          On Line Monitoring Program - New Customers. During the last fiscal year, the Company devoted substantial resources and personnel to refine and introduce into its Distributor Network a new sales strategy offering the customer the SecurityGuard System alarm for an affordable monthly payment over a 60-month period (the "On-line Monitoring Program").

          This new On-line Monitoring Program represents a dynamic change from the Company's previous strategy of simply selling its alarm system at full price with little opportunity for continued customer access or revenue generation except for selling periodic upgrades. The On-line Monitoring Program is based on a United States market model that has been adopted by many major security companies whereby the equipment and the monitoring component are repaid through a monthly repayment plan.

          The Company completed the conversion of Australia, New Zealand and the United States markets to the new program during the last quarter of fiscal 2000. The Company also launched the On-line Monitoring Program in the United Kingdom and Netherlands markets during the last quarter of fiscal 2000 and the first quarter of fiscal 2001. It is the Company's intention to launch a program in each market that provides a basic security package consisting of an alarm and on-line monitoring services for five years. The Company plans to expand its distributor network through a recruitment program.

          Upgrade Program - Existing Customers. The Company has continued to contact its existing customer-base to offer its 5-year on-line monitoring services package (the "Upgrade Program"). During the fiscal year ended June 30, 2000, the Company upgraded 7,639 alarm systems with on-line monitoring services. These new connections represented a 265% increase from the on-line monitoring connections made during the fiscal year ended June 30, 1999. As of June 30, 2000, more than 9,700 of the Company's existing 264,000 customers have entered into agreements to purchase the Company's on-line monitoring services.

         Extended Warranty Program. The Company currently sells extended warranties to its customers (to supplement the one year limited warranty, which has historically accompanied the sale of the SecurityGuard System). Revenues related to extended warranties will continue to be recognized over the life of the warranty agreement with the customer, although payment is received in full at the beginning of the agreement. The Company intends to continue this program during the next fiscal year.

          International Expansion. The Company is committed to actively expanding its international operations in both Europe and North America and is placing greater emphasis on those markets as a significant source of future growth. The Company intends to expand its international operations via the controlled growth model it employed in its Australian and New Zealand operations. The Company's strategy is to develop a limited number of distribution offices in each new market it enters while learning the intricacies and nuances of selling to such markets before aggressively expanding its distributor base in that market. Additionally, the Company recognizes that each separate state in North America should be treated as an individual market with it's own individual characteristics. After targeting a region for expansion, the Company generally appoints a limited number of Distributors for that region. These Distributors are responsible for establishing operations in the designated region and report directly to the Company's head office in Australia. Prior to appointment in a new market, each new Distributor must successfully complete an intensive twelve-week training program at the Company's offices in Australia. The Distributors bear all costs of commencing operations in their respective market, other than initial recruitment and product approval expenses.

          Increased Penetration of Existing Geographic Markets. By actively expanding the Distributor Network in existing geographic markets through increases in the number of independent sales agents and distributors, the Company believes that it will be able to increase account density in those regions and thereby enhance the efficiency of its operations and its distributors. By increasing sales in a given area, the Company believes that it achieves increased operating efficiencies associated with providing its 24 hour emergency response services and warranty maintenance. Also by increasing the number of SecurityGuard System installations in each distributor area in which it has already secured customers, it will be able to provide monitoring to its customers at a lower marginal cost. Additionally, as the Company penetrates a new market it develops a reputation for providing quality products and superior customer service, which enhances community awareness of the Company. The Company believes this increased community awareness is important to its ability to generate high quality sales leads.

Geographic Operations

          The Company has been actively selling SecurityGuard Systems for approximately nine years in Australia and New Zealand and despite significant declines in unit sales over the past fiscal year believes it is one of the largest residential security alarm businesses in the market. As at June 30, 2000, there were thirty-nine distributor offices in Australia and five distributor offices in New Zealand as compared to sixty-nine and twelve respectively in Australia and New Zealand in fiscal 1999.

          The Company first commenced operations outside of Australia and New Zealand in 1994 and is seeking to grow its international operations. As at June 30, 2000 the Company had a total of eleven international distributor offices located in the Netherlands (six), South Africa (one), the United Kingdom (two), and the United States (two). Unit sales for the international markets amounted to 5,664 units in fiscal year 2000 as compared to 7,630 units in fiscal year 1999.

          The Company intends to expand internationally by adding distribution offices in established markets and entering new markets. The planned international expansion efforts outside Australia and New Zealand may cause an increase in expenses from time to time, without necessarily generating a corresponding increase in revenue. Additionally, the lack of availability of finance in new regions could significantly impact the successful expansion of the Company's operations. There can be no assurance that the Distributor Network can be replicated successfully throughout the world.

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

         The Company's monitored SecurityGuard alarm provides protection to the premises through interior heat sensitive motion detectors, and a CPU, which communicates signals to the Company's designated central monitoring station. The SecurityGuard System also features the ability to arm and disarm the alarm via a wireless remote control device which also acts as a panic button. The remote control feature of the SecurityGuard System helps differentiate the Company's alarm from those of its competitors whose alarm systems generally require the input of a security code into a keypad to arm and disarm the alarm. The Company has historically, included within the cost of each SecurityGuard System a one-year limited warranty on system parts and labor. With the introduction of the On Line Monitoring Program the Company has extended its limited warranty to two years.

          The SecurityGuard alarm is molded in an extruded polycarbonate casing and features double soldered circuitry, a sealed independent power source, battery back up and automatic testing of battery power supply. It is radio controlled by compact waterproof wireless keys, which incorporate a proprietary, dedicated encryption algorithm in the transmission signal. This ensures that the digital wireless code cannot be copied and replayed to compromise the system through the use of "code-grabbers". In addition the wireless signals between the main unit and remote detectors are fully supervised and the batteries are checked under load automatically for maximum security. The SecurityGuard alarm has a security key override switch and a 120 decibel (at 1 meter) horn speaker installed within the alarm. The alarm features infrared detection cells that respond effectively to body temperature, remote controls and a tuner set to optimum range, signal and strength. The alarm's volume is deliberately set at a level that causes extreme discomfort to human beings and should result in the invader leaving the premises. In addition, the volume of the alarm is sufficient to alert not just the home's residents, but also their neighbors, increasing the likelihood that the invader will be seen and apprehended. The alarm reacts instantaneously on detecting an intruder, reducing the intruder's ability to search for or remove valuables. The SecurityGuard System complies with the relevant Australian/NZ Standards for alarm system manufacture, AS2201.1/5. The system carries guarantees of quality and service on terms and conditions comparable to others in the industry. Peripheral products for SecurityGuard alarm include wireless passive infra red detectors, wireless reed switches, wireless vibration sensor and a wireless dialer which is used for communicating two way alarm signals to a Central Monitoring Station via a telephone line.

Services

          On-line Monitoring and 24 Hour Emergency Response Services. The Company began selling twenty-four hour on-line monitoring services as an upgrade to its Australian and New Zealand customers during the second half of the fiscal year ended June 30, 1999. As at June 30, 2000, the Company had installed approximately 9,700 monitored lines as upgrades for its existing customers in Australia and New Zealand. The Company commenced selling on-line monitoring services as part of its point of sale products and services to new customers in Australia and New Zealand in September 1999. As of June 30, 2000, the Company had installed approximately 6,400 monitored lines as part of its point of sale for new customers in Australia and New Zealand. The Company is currently outsourcing the monitoring services in Australia and New Zealand to a central station in Sydney, Australia that utilizes advanced communications and computer systems to route incoming alarm signals and telephone calls to operators. Depending on the type of service chosen by the customer, central monitoring personnel will respond to alarms by relaying information to local security patrols or police departments, notifying the customer or taking other appropriate action. Non-emergency administrative signals will include power failures, low battery signals, deactivation and reactivation of the alarm monitoring system, and test signals, and will be processed automatically by central monitoring station computers. Historically, the Company offered twenty-four hour emergency response service to its customers as part of its SecurityGuard System for five years from the date of installation free of charge. As part of this service the Company contracts with local security patrol services to send personnel to a residence upon telephonic notification that an alarm has sounded. With the introduction of the On-Line Monitoring Program the Company has continued to offer this service to verified alarm notifications.

          Extended Warranty. In September 1996, the Company commenced offering an extended warranty program to its customers in Australia and New Zealand, which offers customers the opportunity to extend the original manufacturers product warranty of historically twelve months (currently twenty-four months) by an additional twelve or twenty-four months. The average cost of the extended warranty to the customer is AUD $99 for twelve months and AUD $169 for twenty-four months. The extended warranty contract covers all costs of repairs and labor during the contract period. The Company had approximately 30,181 outstanding extended warranty contracts at June 30, 2000. The percentage of contracts divided between twelve and twenty-four-month contracts were 29% and 71% respectively. The income derived from the sale of extended warranty contracts is recognized proportionately over the period of each contract.

          Installation And Field Services. Each distribution office is required by the Company to maintain its own installation and field service personnel. Distributors subcontract services and installation to third parties who are trained by the Company to install and maintain the SecurityGuard System. Installations of new systems are performed promptly after the completion of the sale. After completing an installation, the technician instructs the customer on the use of the system and furnishes a written manual and, in many instances, an instructional video. In order to demonstrate its commitment to customer service, the Company also requires each technician to clean up all debris caused by the installation of the system before completing the installation as well as offering to perform any other minor maintenance work for the customer. Additional follow-up instruction is provided by Independent Agents as needed.

Sales and Marketing

          The Company's business success is dependent upon the continued successful implementation of its Direct Sales Marketing Program by its Distributor Network. The Direct Sales Marketing Program is a systematic approach to selling the SecurityGuard System through low cost lead generation, door to door selling, telemarketing and in home sales appointments. The program focus is on middle income families and retirees, a market which the Company believes has been historically underserved by the security alarm industry. Sales leads are generated using various methods, including referrals from in home sales appointments, shopping center "drop box" promotions and the collection of crime awareness and fire safety surveys conducted in shopping malls and in targeted neighborhoods. These leads are then utilized to set up in home sales appointments, during which the sales representatives make a crime awareness and fire safety presentation and then demonstrates the functionality of the SecurityGuard System. In order to increase the effectiveness of its Direct Sales Marketing Program, the Company requires participants in its Distributor Network to regularly participate in comprehensive training seminars developed by the Company relating to all aspects of its Direct Sales Marketing Program. The Company believes that its Direct Sales Marketing Program represents a competitive advantage over other security alarm companies.

          The Distributor Network is responsible for all marketing of the SecurityGuard System. The Company does not generally use media advertising to promote the SecurityGuard System, instead it relies on the Independent Agents to generate leads. The Independent Agents solicit sales leads from every in-home appointment, as well as through shopping mall "drop box" promotions and the collection of crime awareness and fire safety surveys. In exchange for completing a survey or participating in a promotion, individuals are given a chance to win a free SecurityGuard System. Telemarketers contact individuals who respond to these efforts and make appointments for home visits by Independent Agents. Each individual who hosts an in-home sales appointment, regardless of whether the individual makes a purchase, receives a valuables register, a book containing crime, fire and general home safety tips and a personal attack alarm. The Company's sales and marketing approach stresses three aspects of the SecurityGuard System: deterrence, detection and ejection. The Company believes that the mere existence of a security alarm system in a home deters burglars and home invaders from attempting entry. The features of the SecurityGuard System are aimed at detecting any unauthorized access. Once activated, the alarm is designed to provoke a quick flight response by the intruder, preventing a burglary or, at a minimum, minimizing the loss. During the in home presentation, the Independent Agent presents a mounted display of the alarm and related equipment and describe its features. Furthermore, the Independent Agents use the in-home presentation to educate the consumer with regard to the crime level of the area and the utility of the SecurityGuard System in dealing with crime and in reducing danger and losses to the property.

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

Distributor Network

          The Distributor Network is a structured sales hierarchy of Independent Agents, Trainee Distributors and Distributors who are compensated solely on the basis of sales of the Company's SecurityGuard Systems. The Company believes that it possesses an advantage over other direct sales companies since advancement through the Distributor Network is based exclusively on the participant's success in sales of the Company's products, rather than recruitment of other sales representatives. The Independent Agents, who are the entry level participants in the Distributor Network, are motivated by an attractive sales commission structure, as well as the opportunity to become Trainee Distributors who own and operate their own distribution business. Independent Agents are promoted based on a proven ability to sell the Company's products over a defined period of time. Each Trainee Distributor purchases products from their Distributor for resale to end users through Independent Agents who operate out of their offices. Successful Trainee Distributors, in turn, can become Distributors who earn a commission override on sales by the Company made to their attributed Trainee Distributors as well as continuing to earn profits on the sales made by their distribution business. The Company believes that the Distributor Network, in addition to offering a potential for substantial individual compensation and profit, is an effective motivational tool which emphasizes peer ranking and recognition in order to improve sales performance. The Company also believes the Distributor Network gives it a significant strategic advantage over its competitors by limiting the capital investment needed to grow the Company, since its Trainee Distributors and Distributors are responsible for most costs associated with running their distribution businesses (including all recruitment, agent commissions, telemarketing and SecurityGuard System installation costs). The following is a description of each tier of the Distributor Network.

          Level 1--Independent Agent and Field Service Managers. The majority of the sales personnel within the Distribution Network are Independent Agents who contract directly with Distributors and Area Distributors. Independent Agents are compensated solely by commissions paid by the Area Distributors or Distributors on SecurityGuard System sales made by the Independent Agent. The Independent Agents primary responsibilities include the generation of leads and the delivery of scripted in home sales presentations to potential customers. Every prospective Independent Agent starts as an agent in training and goes through the Company's training program, which includes accompanying existing Independent Agents on in home sales presentations prior to becoming an Independent Agent. For an Independent Agent to be promoted to a Trainee Distributor he/she is required to achieve a predetermined level of sales over a specified period and must successfully complete a course in trainee distributorship operation. As of June 30, 2000, the Company had 270 Independent Agents (including 60 agents in training). Historically, the Company has also utilized "Dealers" to sell the SecurityGuard System to the public. As of September 1, 2000 the Company has replaced dealers with Field Sales Managers. Field Sales Managers operate out of a Distributor's or a Trainee Distributor's office, under the supervision of the Distributor or Trainee Distributor, as the case may be. Field Sales Managers primary role is to take one sales agent each night to observe the Field Sales Managers presentations, in order to provide a continual training platform for independent agents. Field Sales Managers like Independent Agents, are compensated solely by commissions on SecurityGuard Systems sold. In addition Field Sales Managers earn a bonus commission upon reaching pre-determined sales target and are paid an override on sales made by the agents who accompany the Field Sales Managers on presentations.

          Level 2--Trainee Distributors. Trainee Distributors sell the SecurityGuard System to the public utilizing the Independent Agents and Field Sales Managers as their sales representatives. Trainee Distributors own and operate their own offices and are responsible for most costs associated with the implementation of the Direct Sales Marketing Program within their assigned area, including telemarketing, lead generation and recruitment. Independent Agents and Field Sales Managers operate from the Trainee Distributor's premises and are paid commissions by the Trainee Distributor based on their sales of SecurityGuard Systems. Effective September 1, 2000, the Trainee Distributors purchase the SecurityGuard Systems from their Distributors, and their compensation is the profit earned from the sales of the SecurityGuard Systems less the payment of (i) commissions to Independent Agents, (ii) the cost of the SecurityGuard System and (iii) operating expenses (including recruiting, telemarketing and installation costs). There is no limit to the number of Independent Agents and Field Sales Managers that can operate out of a Trainee Distributor's office. For Trainee Distributors to be promoted to Distributors, they are required to achieve a predetermined level of sales within a specified period and then maintain these levels of sales in the future. Trainee Distributors must also successfully complete a course in advanced distributorship operation. As of June 30, 2000, the Company had thirty-eight Trainee Distributors, including nine in markets outside of Australia and New Zealand.

          Level 3--Distributors. Distributors, with support from the Company, are responsible for ensuring that Independent Agents are motivated and proficient in all aspects of direct sales by, among other items: (i) ensuring all new Independent Agents go through a specified training program which includes proficiency tests, video taping and "on the job" observation and critical analysis; (ii) organizing major conferences annually, as well as running weekly internal training seminars; (iii) professionally videotaping major training conferences and seminars; (iv) professionally recording teleconferences of meetings where Distributors discuss topics on business enhancement, such as lead generation; (v) running reward programs for the introduction or recruitment of new staff members; and (vi) recognizing and rewarding other staff for securing new customers. Distributors purchase Security Guard Systems directly from the Company and are compensated in a manner similar to the Trainee Distributors although they also make an additional gross profit when selling the Security Guard Systems to their Trainee Distributors. Independent Agents and Field Sales Managers working under a Distributor are paid the same commission structure as those working under a Trainee Distributor. As of June 30, 2000, the Company had seventeen Distributors, including two in markets outside of Australia and New Zealand.

Manufacturing

          On April 9, 1999, the Company completed its purchase of Ness Security Products Pty Limited ("Ness"), a leading designer and manufacturer of security alarm products in Australia and the Company's sole supplier of its SecurityGuard alarm. Ness was founded in 1972 and has been the Company's sole supplier of its SecurityGuard alarm since 1989.

          Ness manufactures approximately 70 types of circuit boards and 160 different finished goods including its (i) SecurityGuard alarm, (ii) Medi-Alarm, a personal alarm that notifies an attendant when the user requires assistance, specifically designed for aged and immobile residents of retirement communities and nursing homes; (iii) D 8 Dialer Security Alarm Panel, a traditional electricity-based security alarm system designed for commercial and residential markets that utilizes a dialer to call a central monitoring station and features eight fully programmable zones, programmable siren, radio interface and secure remote arming/disarming capabilities; (iv) Quantum Dual, a leading security alarm detector which combines a passive infra-red sensor and a doppler microwave to detect intruders far more reliably than conventional detectors. Quantum Dual also utilizes a microprocessor and has a special anti-creep zone lens that detects human movement directly below the lens where most detectors are "blind"; and (v) other sensor detector products, including "Nessensor", an advanced high frequency vibration sensor for traditional residential and commercial security system installations. Ness has an accomplished research and development staff and an ISO 9001 certified computer board manufacturing facility that utilizes state-of-the-art surface mount technology. Ness employs the latest in advanced manufacturing techniques and leading edge technology in order to maintain its production of high quality security alarm products including the SecurityGuard. The manufacturing process begins on either one of Ness' two Surface Mount lines, where the components are placed by high speed placement machines on printed circuit boards, are bonded, then conveyed into a Heller Reflow Oven. Any components too large for machine placement are hand inserted, before the fully loaded circuit board enters the Nitrogen Wave Soldering Machine for completion. The board is then inspected and tested on a Flying Probe Tester, where it is In-Circuit tested, for correct component placement, prior to having a full functional test (average first time pass rate is approximately 97-98%), before it enters final assembly and packaging. The average monthly printed circuit assembly production for Ness is currently 30,000 boards.

          The Company believes that Ness currently has excess manufacturing capacity that may allow Ness to provide contract manufacturing services for third parties until such time as the Company requires all of Ness' manufacturing capacity.

          Ness's main office is located in Sydney, Australia, and Ness has distribution offices in each of Melbourne, Perth and Brisbane. Ness also maintains an office in Hong Kong. As of June 30, 2000, Ness had 121 employees in Australia and 5 employees in Hong Kong.

          Subsequent to June 30, 2000 the Company agreed to sell 49% of Ness to HIH Insurances for $AUD17.5 Million. The proceeds of the sale will be used to retire short-term debt and long-term debt of $AUD13 Million and to provide liquidity for operating activities.

FAI Finance Corporation Pty Limited. ("FFC").

          On December 31, 1997, the Company purchased 50% of the issued and outstanding shares of FFC (the "FFC Shares") from FAI Insurances Limited ("FAI"). FFC is a consumer and business finance company which specializes in the provision of consumer credit, primarily to purchasers of the SecurityGuard System through sales finance arrangements with the Company and participants in the Distributor Network, and also through personal loan and insurance products which are not currently related to the Company's business.

          Effective March 31, 2000, the Company, through its wholly-owned subsidiary FAI Home Security Pty. Limited ("FHS"), sold its 50% interest in FFC to FAI for approximately $8,117,567 (the "FFC Sale"). On April 7, 2000, FAI paid FHS $2,400,000, the remainder of the FFC Sale price was paid on or about April 26, 2000. FAI, which owns approximately 47% of the common stock of the Company, is a wholly owned subsidiary of HIH Insurance Limited ("HIH").

          In connection with FHS's purchase of FFC in Fiscal 1997, FAI provided FHS with vendor financing, approximately $4,439,175 of which remained outstanding at the time of the FFC Sale (the "FAI Note"). Pursuant to the terms of the FFC Sale, FAI agreed to extend the payment terms of the FAI Note, guaranteed by a security interest in Ness Security Products Pty. Ltd. ("Ness"). Upon receipt of the proceeds of the FFC Sale, the Company paid to Integrated Investments Limited ("IIL") $8,200,000 in full settlement of the $8,298,000 due to IIL as of June 30, 2000 (the "IIL Payment"). The decrease in the amount paid versus that owed as of March 31, 2000 reflects a discount for the time value of money. To the extent that the proceeds from the FFC Sale were insufficient to pay IIL in full, FAI lent the shortfall to FHS and added that amount to the FAI Note which accrues annual interest at the rate of 7.75% per annum and requires monthly payments of principal and interest over sixty months.

Competition

          The security alarm industry in the markets in which the Company operates is highly competitive and fragmented. The Company competes with numerous other companies for new customers. The Company's major competitors for first-time purchasers of alarm systems in Australia and New Zealand are Signature Security and ADT Security Services, Inc. Competition for new accounts is based primarily on purchase price, monthly monitoring fee, the range of services offered, and reputation for quality. The Company believes it has a superior marketing strategy because of its focus on underserved markets and the implementation of the Direct Sales Marketing Program to the end user through the Distributor Network. There is no assurance that the Company will continue to have a competitive advantage in the Australian and New Zealand markets. The loss of any competitive position by the Company in either Australia or New Zealand could have a material adverse effect on the Company.

          In marketing the SecurityGuard System outside of Australia and New Zealand, the Company faces competition from large national and international alarm installation and monitoring companies. Many of those companies are better capitalized than the Company and often offer low-priced installations of security systems, which may adversely affect the Company's ability to successfully penetrate and compete in such markets using a similar marketing and sales strategy that it uses in Australia and New Zealand.

Trademarks and Intellectual Property

          The Company operates under the registered Company name "FAI Home Security" in Australia, New Zealand, North America, Europe and South Africa. The Company's License Agreement with FAI Insurances permits it to use the "FAI" name and logos on a royalty free, non-exclusive, non-transferable basis. The License Agreement has a perpetual term and will terminate only upon breach by the Company.

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

          Our alarm monitoring business utilizes telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment, which may be used in telephone line transmission, are currently regulated by federal governments, state governments or both in Australia, New Zealand and the United States of America. The operation and utilization of radio frequencies are also regulated by federal governments, state governments or both. In addition, the laws of certain of the other foreign jurisdictions in which the Company operates, regulate the telephone communications with the local authorities.

          Recently, a trend has emerged on the part of local governmental authorities to adopt various measures aimed at reducing the number of false alarms. Such measures include (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on alarm customers for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location and (v) requiring further verification of an alarm signal before the police will respond. See "Risk Factors-- Government Regulation".

Employees

          At August 21, 2000, the Company employed 246 individuals, including 6 on a consultancy basis, 216 on a full-time basis, 5 on a part-time basis and 19 on an hourly basis. Currently, 53 production employees of Ness Security Products Pty Limited fall under the award of the Australian Industry Group. None of the Company's other employees are represented by a labor union or covered by a collective bargaining agreement. The Company believes it has an excellent relationship with its employees.

          During July and August 2000 the Company made 33 staff reductions as part of cost control initiatives, reducing the total employees from 279 to 246.

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


Continuing Losses; Negative Cash Flows.

As reflected in the Company's financial statements, the Company has suffered a significant reduction in revenues during the year ended June 30, 2000, resulting in a net operating loss of $11,109,879. Such losses have been accompanied by a reduction in the Company's cash position from $2,976,240 at the end of Fiscal 1999 to $1,394,133 at the end of Fiscal 2000. Both the continuing losses and the present cash position have impaired the Company's ability to fund current operations. This raises substantial uncertainty about the Company's ability to continue as a going concern. Subsequent to June 30, 2000, management has entered into a transaction to sell 49% of Ness - the Company's manufacturing operation. The future success of the Company is dependent on it utilizing the proceeds received from this sale to achieve increased sales volumes and a reduction in expenses. While the Company believes the cash raised from the sale of Ness will be sufficient to finance the changes needed to achieve the sales targets forecasted and therefore continue as a going concern, there is no certainty as to whether the proceeds of the Ness sale will be sufficient to fund current operations or that the predicted level of sales activity will be achieved. See Notes to Consolidated Financial Statement, Notes 9, 21 and 22.

          History of Decrease in Security Alarm Sales. The Company has experienced significant decreases in its security alarm sales for the past fiscal year. While the Company has taken a number of measures to increase its revenues from the sale of security alarms there can be no assurance that these measures will succeed or that the Company will become profitable. Furthermore, as it is difficult to predict the success of the Company's new sales strategy, which focuses on monitoring services, historical results should not be relied upon as an indication of future performance. As the Company's current level of monthly unit sales is insufficient to generate positive cashflow from operations the Company must obtain additional external funding. There is no guarantee that the Company will obtain additional external funding. The lack of such external funding could have a material adverse effect on the Company's operations, liquidity and financial position.

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

          Dependence on Consumer Financing. For the fiscal year ended June 30, 2000, approximately 80% of the sales of SecurityGuard Systems by participants of the Distributor Network to consumers were financed on an installment basis. Historically, the Company's distributors in Australia and New Zealand have the option of offering potential consumers financing from FFC or other financing organizations. In each of the other markets in which the Distributor Network operates, the Company has arranged for a local financing company to make financing available to purchasers in the market. With the introduction of the On Line Monitoring Program almost all sales of the SecurityGuard System will involve the utilization of financing to factor the monthly installment receivables. The availability of finance in new international markets and the continued availability of finance in existing markets will be a significant factor in determining whether the Company will succeed in these markets. Any changes in interest rates or credit quality requirements or lending practices of financing organizations may adversely affect sales of the Company's products and therefore have a material adverse effect on the Company. There can be no assurance that financing will be available on terms which are attractive to consumers and suitable for the Company's operations.

          Currency Fluctuations and Duty Rates. Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has declined in value relative to the U.S. dollar from .6567 on June 30, 1999 to a low of .56450 during the fiscal year ended June 30, 2000 and as of September 29, 2000 was valued at .5415 as compared to the U.S. dollar. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

          Management of Growth. An important element of the Company's business strategy has been and continues to be the maintenance and growth of its Distributor Network beyond its present base of operations. The development of new growth strategies has placed and will continue to place substantial demands on the Company's management, operational resources and system of financial controls. The Company's future operating results will depend in part on the Company's ability to continue to implement and maintain operating and financial systems and to expand, train and manage its employees and members of its Distributor Network. Additionally, management of growth may limit the time available to the Company's management to devote to other operational, financial and strategic issues. There can be no assurance that the Company will successfully implement and maintain the necessary operational and financial systems or successfully obtain, integrate and utilize the personnel, management, operational and financial resources required to manage a developing and expanding business in new markets. Failure to implement such systems successfully and use such resources effectively could have a material adverse effect on the Company's results of operations and financial condition.

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

          Dependence On Key Management Executives. The success of the Company's business is largely dependent upon the active participation of Bradley D. Cooper and other executive officers. The loss or interruption of the continued services for any reason of one or more of the Company's key officers or the inability of the Company to hire or retain qualified executives may have a material adverse effect on the Company's business. Although Mr. Cooper's principal occupation is as the Company's Chief Executive Officer, he has significant interests in other operating companies, and periodically gives speeches and writes articles on sales motivation techniques. The Company has "key-man" life insurance policies on Mr. Cooper of $3.3 million.

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

          Competition. The security alarm industry in each market where the Company operates is highly competitive and there can be no assurance that the Company will be able to compete successfully in the future. Although the Company had previously achieved rapid growth in the sale of the SecurityGuard System in Australia and New Zealand, it has in the last fiscal period suffered a significant decline in unit sales. There is no assurance that the Company will again achieve sales success in these countries. In marketing the SecurityGuard System outside Australia and New Zealand, the Company competes with larger national and international companies who may be better capitalized and who conduct media advertising, which the Company does not currently utilize. In the United States, the Company faces competition from alarm installation and monitoring companies which are better capitalized than the Company and which offer low-priced installations of security systems. Competitive pressure may require the Company to reduce its prices to achieve the unit sales growth rate it requires. Furthermore, new competitors are continuing to enter the industry and the Company may encounter additional competition from such future industry entrants.

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

          Geographic Concentration. Sales in Australia and New Zealand for the fiscal years ended June 30, 1998, June 30, 1999 and June 30, 2000 accounted for approximately 87%, 86% and 79%, respectively, of the Company's total unit sales. The Company expects that sales in Australia and New Zealand will continue to account for a significant portion of the Company's net sales in the future. The performance of the Company may be adversely affected by any change in regional economic conditions in Australia and New Zealand or other factors affecting these markets.

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

          Adverse Publicity. Direct sales companies are occasionally the subject of print articles and broadcast programs which present a negative view of such companies and that emphasize their use of high-pressure sales practices. Although the Company maintains an active training and compliance program to deter abusive sales practices by the participants in the Distributor Network, the Company and the Distributor Network occasionally have received adverse publicity. The Company has been the subject of isolated news articles accusing its sales agents of high pressure sales practices including focusing on customers' fears by using photographs of burglarized homes to encourage purchases of the SecurityGuard System, and for charging above market financing rates to consumers who cannot afford the product. Publicity of this nature could have a material adverse affect on the Company's sales and earnings. See Item 3. Legal Proceedings.

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

          Potential Adverse Effect of Warrants, and other Dilutive Transactions. The Company issued warrants to purchase an aggregate of 240,000 shares of Common Stock to the representatives of the underwriters of its initial public offering at an exercise price of $16.50 per share (the "IPO Warrants"). As part of the Ness Transaction, the Company and has issued warrants to purchase an aggregate of 760,000 shares at an exercise price of $13.00 per share. (collectively, the "Ness Warrants"). Additionally, the Company has reserved 1,150,000 shares of Common Stock for issuance under its employee 1997 Stock Option Plan of which 710,000 shares are subject to outstanding options which are exercisable at a price of $10.00 per share, and 102,500 shares are subject to outstanding options which are exercisable at a price of $5.00 per share. The Company has reserved 50,000 shares of Common Stock for issuance under its 1997 Non-Employee Director Stock Option Plan of which options to purchase 20,000 shares have been granted at an exercise price of $10.00 per share, options to purchase 7,500 shares have been granted at $10.6875 per share and options to purchase 7,500 shares have been granted at $2.1875 per share. The holders thereof will have the opportunity to profit from a rise in the market price of the Common Stock without assuming the risk of ownership, with a resulting dilution in the interest of the other security holders. As long as the IPO Warrants, Ness Warrants and other Company options remain unexercised, the Company's ability to obtain additional capital might be adversely affected. Moreover, the holders of the IPO Warrants, the Ness Warrants and other Company options may exercise such warrants or options at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of its securities on terms more favorable than those under which the existing warrants or options are exercisable.

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

ITEM 2.   PROPERTIES

          The Company's executive office and administrative divisions are located at 77 Pacific Highway, North Sydney, Australia. The offices, which are leased from a subsidiary of FAI Insurances, constitute approximately 639 square meters and are leased at a rental rate of AUD $380 ($229) per square meter, per annum. The Company has entered into a five-year lease expiring in 2002 for the executive offices, with an option to extend the lease arrangement for an additional five years with respect to certain portions of the space. The remainder of the space is leased on a month by month basis.

          Ness's administration, manufacturing and warehousing operations are located at 167 Prospect Highway, Seven Hills, Sydney, Australia. Ness leases, at a cost of AUD $102 ($61) per square meter per annum, a total of 2,674 square meters at Seven Hills, consisting of 440 square meters of office space and 2,234 square meters of warehouse space. This lease expires in 2003. Additionally, Ness has three distribution outlets located in (i) Blackburn, Victoria, (ii) Mansfield, Queensland, and (iii) West Perth, Western Australia. The total leased space for these distribution outlets is 1,010 square meters at an average rate of AUD $81 ($49) per square meter per annum under leases with expiration dates varying from 2001 to monthly tenancy. The Company has entered into a three-and-a-half-year lease expiring in 2003 of space in a building adjoining Ness's offices at Seven Hills. The leased space, totaling 3,117 square meters, consists of 467 square meters of office space and 2,648 square meters of warehouse space. The Company's customer care, extended warranty and service divisions were relocated during the year to this location due to the AUD $102 ($61) per square meter per annum rental rate. Ness will use this additional warehouse space for it's manufacturing operations.

          The Company also leases an office in England at 2nd Floor Lodge House, Kay Street, Burnley, Lancashire. The lease expires on September 24, 2004 and provides for an annual rent of (pound)11,960 ($18,168). The office constitutes approximately 130 square meters and is leased at a rate of (pound)92 ($140) per square meter per annum. The Company also leases a warehouse facility in Manchester, England. The Company believes that its existing office, warehouse and manufacturing space is adequate to meet its future needs.

ITEM 3.   LEGAL PROCEEDINGS

          A class action lawsuit has been filed against the Company in the Victorian registry of the Federal Court of Australia alleging violations of the Australian Trade Practice Act by authorized Distributors of the Company. The class action alleges that misrepresentations were made by salespersons when selling SecurityGuard alarm systems from July 9, 1993 to present to customers who used FFC to finance their purchases. This litigation is in its very preliminary stages and no discovery has been undertaken, and therefore, the Company cannot quantify its ultimate liability, if any, for the payment of damages in this lawsuit. Notwithstanding the foregoing, the Company believes that the allegations in the lawsuit do not provide a basis for the recovery of damages because the Company believes that the materials provided by the Company to its Distributors and its sales force did not violate the Australian Trade Practice Act. The Company intends to aggressively defend this lawsuit. In the event the Company is not successful in defending this lawsuit, the outcome could have a material adverse effect on the financial condition and results of operation of the Company.

          On September 17, 2000, a former distributor in the Company's Belgium market has initiated legal proceedings in the Belgium courts seeking compensation in relation to representations made by the Company to the distributor and the validity of product approvals. This action seeks to recover approximately $200,000 from the Company. The Company intends to aggressively defend this action.

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

          The following table sets forth the high and low closing sale prices of the Common Stock as reported by the American Stock Exchange for the two most recent fiscal years.

      Fiscal June 1999                                                        High           Low
      ----------------                                                    ------------    ----------
      First Quarter (July 1-September 30, 1998) ..................           $13.000        $8.375
      Second Quarter (October 1-December 31, 1998) ...............            11.250         7.500
      Third Quarter (January 1-March 31, 1999)....................            11.500         8.625
      Fourth Quarter (April 1-June 30, 1999)......................             9.000         5.375

      Fiscal June 2000                                                        High           Low
      ----------------                                                    ------------    ----------
      First Quarter (July 1-September 30, 1999) ..................           $5.937         $2.875
      Second Quarter (October 1-December 31, 1999) ...............            3.500          1.625
      Third Quarter (January 1-March 31, 2000)....................            4.000          1.687
      Fourth Quarter (April 1-June 30, 2000)......................            1.875          0.687

          On September 29, 2000, the last reported sale price of the Common Stock as reported by the American Stock Exchange was $0.3125. Based on information obtained from the Company's transfer agent, there are seven holders of record of the Common Stock and the Company believes that the number of beneficial owners of its Common Stock is in excess of 250.

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

          On both October 1, 1999 and January 1, 2000, as part of the Ness Transaction, the Company issued warrants to acquire 200,000 shares of the Company's common stock at an exercise price of $13.00 per share to Integral's affiliate, International Home Security Investments Limited. These warrants are fully exercisable and will expire on October 1, 2004 and January 1, 2005, respectively, as part of the consideration paid by the Company for Integral's interest in IIHSL, the holder, at that time, of a 75.04% interest in Ness. The sale of such warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6.   SELECTED FINANCIAL DATA

          The selected financial information set forth below has been derived from the financial data of the Company, its subsidiaries and its predecessor entities, including FAI Home Security Pty Limited, FAI Home Security (ENZED) Limited, FAI Home Security (NZ) Trust and FAI Home Security (NZ) Limited. The selected statement of operations and balance sheet data of the Company as of and for the years ended June 30, 1996, 1997, 1998, 1999 and 2000 have been derived from the audited consolidated financial statements of the Company. See "Consolidated Financial Statements of Home Security International--Note 1". The selected financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this filing.

                                                                                           Years Ended June 30,
                                                                   ----------------------------------------------------------------
                                                                       1996          1997         1998         1999         2000
                                                                   -----------    ----------   ----------   ----------   ----------
                                                                                (in thousands, except per share, unit sales,
                                                                                           and monitored lines)
Statement of Operations Data:
     Net sales ..................................................    $  26,701      $ 33,465     $ 44,119     $ 45,993     $ 28,638
     Cost of goods sold .........................................     (17, 585)      (24,274)     (26,295)     (23,295)     (15,545)
                                                                   -----------    ----------   ----------   ----------   ----------
     Gross profit ...............................................        9,116         9,191       17,824       22,719       13,093
     General and administrative expenses and provision for
       bad and doubtful debts ...................................       (6,368)       (5,619)     (10,088)     (12,673)     (19,547)
     Amortization and depreciation ..............................         (238)         (434)        (722)      (1,832)      (2,809)
     Impairment of intangible assets ............................           --            --           --           --       (1,699)
     Research and development ...................................           --            --           --         (395)        (654)
                                                                   -----------    ----------   ----------   ----------   ----------
     Income (loss) from operations ..............................        2,510         3,138        7,014        7,819      (11,616)
     Non operating income -- other ..............................           --            --           --           --          380
     Interest income (expense), net .............................          203           784          226         (506)      (1,170)
                                                                   -----------    ----------   ----------   ----------   ----------
     Income (loss) before taxes, equity in income of affiliated
       Companies and minority interest ..........................        2,713         3,922        7,240        7,313      (12,406)
     Income tax expense (benefit) ...............................       (1,054)       (1,630)      (2,111)      (3,541)       1,240
                                                                   -----------    ----------   ----------   ----------   ----------
     Income (loss) before equity in income of affiliated
       Companies and minority interest ..........................    $   1,659      $  2,292     $  5,129     $  3,772     $(11,166)
     Equity in income of affiliated companies ...................           --            --          252          311           56
     Minority interest ..........................................           --            --           --         (335)          --
                                                                   -----------    ----------   ----------   ----------   ----------
     Net income (loss) ..........................................        1,659         2,292        5,381        3,748      (11,110)
                                                                   ===========    ==========   ==========   ==========   ==========
     Diluted net income per share of Common Stock ...............                   $   0.51     $   1.04     $   0.68     $  (1.91)
     Diluted weighted average shares of Common
       Stock Outstanding ........................................                      4,500        5,182        5,517        5,828
     Unit Sales and Monitored Lines Data(1)
     Unit Sales .................................................       31,669        38,071       57,589       54,801       27,402
     Cumulative unit sales ......................................       86,131       124,202      181,791      236,592      263,994
     Monitored lines ............................................           --            --           --        2,204       16,091

                                                                                           Years Ended June 30,
                                                                   ----------------------------------------------------------------
                                                                       1996          1997         1998         1999         2000
                                                                   -----------    ----------   ----------   ----------   ----------
                                                                                             (in thousands)
Balance Sheet Data:
     Cash and cash equivalents ..................................    $     370      $     --     $  7,006     $  2,976     $  1,394
     Working capital (deficit) ..................................        3,451        (1,754)       3,121       (3,628)      (1,875)
     Total assets ...............................................       13,384        15,957       30,485       51,477       42,134
     Total debt, including current portion.......................           --            --        4,737       13,155       12,295
     Shareholders' equity .......................................        9,894         9,790       18,099       29,074       18,331

-----------
(1) Unit sales represents the sales of the SecurityGuard System during the applicable period and cumulative unit sales represents the aggregate sales of the Security Guard System since the Company began operations in 1988.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The Company is a direct sales company which, through the Distributor Network, sells, installs, monitors and services a residential security alarm system marketed under the trade name SecurityGuard, principally in Australia, with operations in Europe, New Zealand, North America and South Africa. The SecurityGuard alarm and other major components are manufactured exclusively by Ness Security Products Pty Limited ("Ness"), a wholly owned subsidiary.

          Historically, the Company's revenues from SecurityGuard System sales were recorded upon shipment by the Company to Area Distributors and Distributors net of any discounts. Revenues related to upgrade monitoring contracts were collected and recognized monthly over the life of the monitoring contracts. Revenues related to extended warranties were, and will continue to be, recognized over the life of the warranty agreement with the customer, although payment is received in full at the beginning of the agreement. In the face of increased competition in the industry, there can be no assurance that the Company will not face increased pricing pressure, which in turn could lead to changes in the selling price of the SecurityGuard System or services furnished by the Company. The impact of any such price changes on the Company's revenue or operating results cannot be accurately determined.

Due to the significant fall in revenues, and large operating loss experienced by the Australian and New Zealand operations during the year ended June 30, 2000, management has made an assessment of the fair value of the long lived assets in these regions. In accordance with SFAS 121, based on undiscounted future cash flow projections, management concluded that there is no impairment in the intangible assets in relation to Australia and New Zealand as of June 30, 2000 (written down value $6,963,558). The undiscounted cash flow projections utilized to make this assessment forecast a substantial increase in the level of sales over those currently being achieved. Uncertainty exists as to whether the predicted level of sales activity will be achieved. Management believes that the cash received as a result of the 49% sale of the Ness manufacturing operation, subsequent to June 30, 2000 (see Note 21) will be sufficient to allow the necessary investment to meet the sales targets forecast.

Recent Developments

On Line Monitoring Program - New Customers

          During the last fiscal year, the Company devoted substantial resources and personnel to refine and introduce into its Distributor Network a new sales strategy offering the customer the SecurityGuard System alarm for an affordable monthly payment over a 60-month period (the "On-line Monitoring Program").

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

          Revenue derived from the On-Line Monitoring Program is split between revenue relating to sale of the security system and revenue relating to the supply of monitoring services. Revenue relating to the sale of equipment is recognized upon receipt of funds from the Companies financier and is shown net of returns and rebates. Revenue relating to the supply of monitoring services is recognized over the period the services are supplied. The initial cash inflow from the On-line Monitoring Program is approximately 40% greater than the Company's former sales program. Over the life of the contract, the Company will incur additional monthly cash outflows equal to the cost of monitoring the lines. At the completion of the initial contract, the Company will receive, for the remaining life of the connection, cash inflows equal to the monthly recurring revenue paid by the customer less the cost of monitoring the line.

          The Company completed the conversion of Australia and New Zealand markets to the new strategy in April 2000. The Company completed its launch of the new strategy in the United States in May 2000. The Company also launched the On-line Monitoring Program in the United Kingdom and Netherlands markets during the last quarter of Fiscal 2000. It is the Company's intention to launch a program in each market that provides a basic security package consisting of an alarm and on-line monitoring services for five years. The Company plans to expand its distributor network through a recruitment program.

Upgrade Program - Existing Customers

          The Company has continued to contact its existing customer-base to offer its 5-year on-line monitoring services package (the "Upgrade Program"). During the fiscal year ended June 30, 2000, the Company upgraded 7,639 alarm systems with on-line monitoring services. These new connections represented a 265% increase from the on-line monitoring connections made during the fiscal year ended June 30, 1999. As of June 30, 2000, more than 9,700 of the Company's existing 264,000 customers have entered into agreements to purchase the Company's on-line monitoring services.

          During the fiscal year ended June 30, 2000, the Company recognized on an installment basis the revenue from the Upgrade Program over the period of each contract. All selling and installation cost for the Upgrade Program have been capitalized and will be expensed over the period of each contract. All setup and development expenses relating to the Upgrade Program have been expensed as incurred. During the fiscal year ended June 30, 2000, the Upgrade Program generated an initial cash outflow consisting of product, installation and sales commission costs. The Company completed an initial funding facility to finance the initial cash deficiency to ensure the Upgrade Program could be expanded during the fiscal year. See Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

          During the first quarter of fiscal 2001, the Company obtained finance for the upgrade program similar to the financing provided for its On-Line Monitoring Program. See Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources. Under the new financing arrangement revenue derived from the Upgrade Program will be split between revenue relating to upgrade of the existing security system and revenue relating to the supply of monitoring services. Revenue relating to upgrade of the existing security system will be recognized upon receipt of funds from the Companies financier and is shown net of returns and rebates. Revenue relating to the supply of monitoring services will be recognized over the period the services are supplied. The initial cash inflow resulting from the new financing arrangement for the Upgrade Program will be similar to the On-Line Monitoring Program, eliminating the previous negative cashflow experienced previously. Over the life of the contract, the Company will incur additional monthly cash outflows equal to the cost of monitoring the lines. At the completion of the initial contract, the Company will receive, for the remaining life of the connection, cash inflows equal to the monthly recurring revenue paid by the customer less the cost of monitoring the line.

          Due to continued losses since the inception of the United Kingdom and North American operations, management made an assessment of the fair values of the long-lived assets of these entities. Based on fair value assessments using undiscounted future cash flow projections in accordance with SFAS 121 or offers from interested third parties, as appropriate, management concluded that the intangible assets related to the operations in the United Kingdom and North America were fully impaired as of June 30, 2000.

          Total impairment of goodwill recorded during the fiscal year ended June 30, 2000 can be broken down as follows:

          United Kingdom                                $   738,142
          North America                                     960,496
                                                        -----------
                                                        $ 1,698,638
                                                        ===========

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

Results of Operations

          The following table summarizes the Company's operating results as a percentage of net sales for the periods indicated.

                                                                                    Year Ended June 30,
                                                                            1998           1999            2000
                                                                         ---------      ---------       ---------

Statement of Operations Data:
Net sales ............................................................     100.0%         100.0%          100.0%
Cost of goods sold ...................................................      59.6%          50.6%           54.3%
                                                                         ---------      ---------       ---------
Gross profit .........................................................      40.4%          49.4%           45.7%
General and administrative expenses ..................................      22.9%          27.6%           68.3%
Amortization and depreciation ........................................       1.6%           4.0%            9.8%
Impairment of intangible assets ......................................        --             --             5.9%
Research and development .............................................        --            0.9%            2.3%
                                                                         ---------      ---------       ---------
Income (loss) from operations ........................................      15.9%          17.0%          (40.6)%
Non operating income -- other ........................................        --             --             1.3%
Interest income (expense), net .......................................       0.5%          (1.1)%          (4.0)%
                                                                         ---------      ---------       ---------
Income (loss) before taxes, equity in income of affiliated
  companies and minority interest ....................................      16.4%          15.9%          (43.3)%
Income tax expense (benefit) .........................................       4.8%           7.7%           (4.3)%
                                                                         ---------      ---------       ---------
Income (loss) before equity in income of affiliated
  companies and minority interest ....................................      11.6%           8.2%          (39.0)%
Equity in income of affiliated companies .............................       0.6%           0.7%            0.2%
Minority interest ....................................................        --            0.7%             --
                                                                         ---------      ---------       ---------
Net income (loss) ....................................................      12.2%           8.1%          (38.8)%
                                                                         =========      =========       =========

Comparison of fiscal years ended June 30, 2000 and June 30, 1999.

          Net Sales: Net sales decreased by $17.4 million or 38% from $46.0 million for the fiscal year ended June 30, 1999 to $28.6 million for the fiscal year ended June 30, 2000. Distributor sales decreased by $21.3 million or 56% from $38.0 million for fiscal year ended June 30, 1999 to $16.7 million for the fiscal year ended June 30, 2000. The reduction in Distributor sales was primarily a result of a 50% decline in total sales from 54,801 units for the fiscal year ended June 30, 1999 to 27,402 for the fiscal year ended June 30, 2000. Additionally, since the introduction of the On-Line Monitoring Program revenues of $1.9 million relating to the supply of monitoring services have been deferred for the fiscal year ended June 30, 2000 and will be recognized over the period the services are supplied, being predominately sixty months.

          Sales of manufactured goods not sold through the distributor network ("Direct Retail Sales") increased by $2.3 million or 37% from $6.3 million for fiscal year ended June 30, 1999 to $8.6 million for the fiscal year ended June 30, 2000. The increase in Direct Retail Sales was primarily attributable to the inclusion of an additional $2.6 million in Direct Retail Sales for the three months ended September 30, 1999. The IIHSL acquisition was effective October 1, 1998 and therefore the additional Direct Retail Sales did not apply for the three months ended September 30, 1998.

          Units sold in the Australian market decreased 51% from 41,194 units for the fiscal year ended June 30, 1999 to 20,059 units for the fiscal year ended June 30, 2000. Units sold in New Zealand decreased 72% from 5,977 units for the fiscal year ended June 30, 1999 to 1,679 units for the fiscal year ended June 30, 2000.

          The decline in number of units sold in Australia and New Zealand is attributable to:

   (i) A reduction in the number of Distributor offices currently selling in the Australian and New Zealand market.

   (ii)     A reduction in the number of independent sales agents due to (i).

   (iii) The delay in the introduction of the Online Monitoring Program into the Distribution network.

   (iv)     Increased competition.

          Unit sales in Europe and the United Kingdom decreased 13% from 5,893 units for the fiscal year ended June 30, 1999 to 5,099 for the fiscal year ended June 30, 2000. Unit sales in the Netherlands increased 15% from 3,864 for the fiscal year ended June 30, 1999 to 4,457 for the fiscal year ended June 30, 2000.

          The Company has intentionally directed all management resources away from the South African market to concentrate the resources of the Company on the Australian, New Zealand, USA and European markets. The South African market recorded 230 unit sales during the fiscal year ended June 30, 2000 compared to 1,087 for the fiscal year ended June 30, 1999.

          Cost of Goods Sold: Cost of goods sold decreased 33% from $23.3 million for the fiscal year ended June 30, 1999 to $15.5 million for the fiscal year ended June 30, 2000. As a percentage of net sales, cost of goods sold increased 3% from 51% for the fiscal year ended June 30, 1999 to 54% for the fiscal year ended June 30, 2000. The increase in cost of goods sold as a percentage of net sales is primarily attributable to the $1.9 million deferral of revenues relating to the supply of monitoring services. With the $1.9 million deferral of revenues added back to net sales, cost of goods sold as a percentage of net sales remained stable at 51%.

          General and Administrative Expenses: General and administrative expenses increased $3.8 million to $16.6 million for the fiscal year ended June 30, 2000, compared to $12.8 million for the fiscal year ended June 30, 1999. The increase in general and administrative expenses was primarily attributable to:

   (i) An increase in the warranty provision of $0.3 million to cover the extension of the warranty period offered by the Company from one to two years with the introduction of the On Line Monitoring Program.

   (ii) Foreign exchange loss of $0.8 million realized on the full repayment of the $8.3 million note owing to Integrated Investments Limited ("IIL Note").

   (iii) The fixed nature of the expenses relating to the administration and provision of service to the Distribution Network.

   (iv) Market research, consulting and travel expenses incurred by the Company in Australia and New Zealand relating to the Task Force program formed by the Company in June 1999. This program involved a comprehensive survey of 8,000 customers as well as focus groups throughout the Australia and New Zealand market, creation of new marketing techniques and ultimately the creation of the new Online Monitoring Program. All expenses have been recognized as incurred.

   (v) Implementation costs associated with the launch of the new SecurityGuard 3 product in both Australia and New Zealand.

   (vi) Marketing and development costs relating to the Upgrade Program resulting in the 7,639 connections to on-line monitoring from the Company's existing 264,000 home customer base during the fiscal year ended June 30, 2000.

   (vii) Program development costs relating to the United States market and the On-line Monitoring Program.

   (viii) The inclusion of $1.2 million of additional expenses relating to IIHSL. The IIHSL acquisition was effective October 1, 1998 and therefore the additional expenses did not apply for the three months ended September 30, 1998.

          Provision for doubtful debts and bad debts written off: Provision for doubtful debts and bad debts written off increased to $2.7 million for the fiscal year ended June 30, 2000 from a recovery of $0.1 million for the fiscal year ended June 30, 1999, an increase of $2.8 million.

         The increase in provision for doubtful debts and bad debts written off was primarily attributable to:

          (i) The write-off of $1.3 million in bad debts relating to receivables owing by Distributor offices that have ceased operations.

          (ii) The provision of $1.4 million for doubtful debts consisting of:

                  (a) Provision of $0.5 million for receivables owing by Distributor offices for which the collection has been deemed by management to be doubtful.

                  (b) Provision of $0.9 million against the outstanding loan to FAI Home Distributors Pty Limited.

The Company is seeking to recover the bad debts owing by Distributors offices that have closed in the following manner: (i) the Company is seeking recovery directly from distributors utilizing all possible legal measures; (ii) the company is seeking legal advice in the event that a Distributor is unable to meet its obligations regarding the companies ability to recover these amounts through the enforcement of the guarantee provided by FAI Home Distributors Pty Limited ("FHD"), whereby FHD is required to repay Distributor bad debts after a 365 day notice period; and (iii) the Company is seeking legal advice, in the event FHD is unable to meet its obligations regarding the Company's ability to recover these amounts from Brad Cooper under the guarantee supplied to FHD. The extent to which, if any, the guarantees provided by FHD and Brad Cooper are enforceable to repay Distributor bad debts is uncertain and subject to legal advice.

          Amortization and depreciation: Amortization and depreciation increased by 55% from $1.8 million for the fiscal year ended June 30, 1999 to $2.8 million for the fiscal year ended June 30, 2000. This was directly attributable to: (i) the inclusion of $0.1 million of additional depreciation relating to the capitalization of monitoring dialers which commenced July 1, 1999; (ii) the write down of $0.1 million of fixed assets which were determined to be of negligible value; (iii) the inclusion of $0.3 million of additional depreciation relating to the capitalization of cost associated with the Upgrade Program; (iv) the inclusion of $0.8 million of additional depreciation and amortization of capital assets relating to Ness; and, (v) the inclusion of $0.2 million of additional amortization relating to goodwill recorded upon the acquisition of IIHSL. The IIHSL acquisition was effective October 1, 1998 and therefore the additional depreciation and amortization described in clause (iv) and (v) above did not apply for the three months ended September 30, 1998.

          Impairment of intangible assets: Impairment of intangible assets for the fiscal year ended June 30, 2000 was $1.7 million. Due to continued losses since the inception of the United Kingdom and North American operations, management made an assessment of the fair values of the long-lived assets of these entities. Based on fair value assessments using undiscounted future cash flow projections in accordance with SFAS 121 or offers from interested third parties, as appropriate, management concluded that the intangible assets related to the operations in the United Kingdom and North America were fully impaired as of June 30, 2000.

          Total impairment of goodwill recorded during the fiscal year ended June 30, 2000 was split as follows:

               United Kingdom                             $    738,142
               North America                                   960,496
                                                           -----------
                                                           $ 1,698,638

          Research and Development: Research and Development expense was $0.7 million for the fiscal year ended June 30, 2000 compared to $0.4 million for the fiscal year ended June 30, 1999. The $0.3 million increase is attributable to:
(i) the exclusion of $0.2 million of Research and Development expenses relating to Ness for the three months ended September 30, 1998; and (ii) costs incurred by Ness in relation to product approvals and the design and development of new products.

          Income From Operations: Income from operations decreased from $7.8 million for the fiscal year ended June 30, 1999 to a loss of $11.6 million for the fiscal year ended June 30, 2000. The decrease in income from operations reflects: (i) the reduction in unit sales in the fiscal year ended June 30, 2000; (ii) the increased in general and administrative expenses as discussed above; and, (iii) the impairment of intangible assets as discussed above.

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

          (ii) The $0.6 million profit on the sale of the Company's 50% interest in FFC to FAI Insurances Limited, effective March 31, 2000.

          (iii) A $0.1 million discount for the time value of money received on the early settlement of the IIL Note.

          Interest Income: Interest income decreased 25% from $0.4 million for the fiscal year ended June 30, 1999 to $0.3 million for the fiscal year ended June 30, 2000. The decrease in interest income is directly attributable to the reduction in the Company's excess Cash and Cash Equivalents over the fiscal year ended June 30, 2000.

          Interest Expense-related party: Interest expense--related party increased from $0.4 million for the fiscal year ended June 30, 1999 to $0.7 million for fiscal year ended June 30, 2000. Interest expense-related party consists of interest payments on: (a) the vendor-financed loan initiated as part of the FFC Transaction on December 31, 1997, and amended as at March 31, 2000; and (b) the funding facility initiated on December 22, 1999 to finance the initial cash deficiency of the Upgrade Program. The increase of $0.3 million was directly attributable to the Upgrade Program funding facility for the six months ended June 30, 2000.

          Interest Expense--other: Interest expense--other increased from $0.6 million for the fiscal year ended June 30, 1999 to $0.8 million for the fiscal year ended June 30, 2000. The interest charge for both fiscal years ended June 30, 2000 and 1999 consisted of a non-cash imputed interest charge recorded in order to comply with the U.S. GAAP purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a discount to be recorded for debt securities issued in connection with an acquisition with an interest rate fixed materially below the effective rate or current yield of an otherwise comparable security. The interest charge was not reflected in the three months ended September 30, 1998 since IIHSL was acquired in October 1998.

          Income Tax (Expense) Benefit: As the Company incurred a loss for the fiscal year ended June 30, 2000, it derived a tax benefit and an effective tax rate before valuation allowance, goodwill amortization and impairment of 38%. This contrasted to the prior corresponding period when a profit was derived and the effective tax rate before valuation allowance, goodwill amortization and impairment was 43%. The effective rate of tax rate before valuation allowance, goodwill amortization and impairment for the fiscal year ended June 30, 2000 was affected by (i) the difference between accounting and taxable profit on the sale of the Company's 50% interest in FFC due to the effect of capital gains indexation and equity accounting adjustments and (ii) the re-instatement of the permanent difference for tax purposes of $1.5 million (approximately $0.5 million after tax) derived from the investment in the Bayside Partnership which was written off as at December 31, 1999.

          Realization of deferred tax benefits associated with net operating losses ("NOL") and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them of $2.4 million as of June 30, 2000. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realize through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

          Equity in Income of Affiliated Companies: Equity in income of affiliates decreased from $311,000 for the fiscal year ended June 30, 1999 to $56,000 for the fiscal year ended June 30, 2000. This was calculated by taking the Company's 50% share of FFC's net income of $278,000 for the fiscal year ended June 30, 2000 and deducting amortization of goodwill for the same period of $222,000. The decrease in FFC's net income during the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999 was primarily attributable to the Company's reduction in unit sales.

          Minority Interest: Minority interest for the nine months ended March 31,1999 represents an independent third party's ownership of 24.96% of Ness, and the corresponding profit allocation for the fiscal year ended June 30, 1999. Effective April 9, 1999 the Company acquired the remaining 24.96% interest in Ness, eliminating the minority interest.

          Net Income (loss): Net income (loss) decreased from a profit of $3.7 million for the fiscal year ended June 30, 1999 to a loss of $11.1 million for the fiscal year ended June 30, 2000.

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

          Provision for doubtful debts and bad debts written off: Provision for doubtful debts and bad debts written off decreased $1.0 million from $0.9 million for the fiscal year ended June 30, 1998 to a recovery of $0.1 million for the fiscal year ended June 30, 1999. The recovery $0.1 million consisted of the reversal of provisions made in the fiscal year ended June 30, 1998 relating to doubtful debts that were collected during the fiscal year ended June 30, 1999.

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

          Impairment of intangible assets: There was no impairment of intangible assets for the fiscal years ended June 30, 1998 and 1999.

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

          Interest Expense--related party: Interest expense--related party is derived from the vendor-financed loan initiated as part of the FFC Transaction on December 31, 1997. For the fiscal year ended June 30, 1999 interest expense-- related party was $0.4 million compared to $0.2 million for the fiscal year ended June 30, 1998. The $0.2 million increase occurs because interest expense-- related party for the fiscal year ended June 30, 1998 includes only six months of interest paid by the Company to FAI Insurances Limited (December 31, 1997-- June 30, 1998) while interest expense--related party for the fiscal year ended June 30, 1999 includes twelve months of interest (July 1, 1998--June 30, 1999).

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

Liquidity and Capital Resources

          Cashflow from operations declined $8.9 million from a cash-inflow of $4.3 million for the fiscal year ended June 30, 1999 to a cash-outflow of $4.6 million for the fiscal year ended June 30, 2000. The decline in cashflow from operations was primarily due to; (i) the decline in the Company's net income after non cash items; (ii) provisional income tax payments of $1.8 million relating to the fiscal year ended June 30, 1999; and (iii) an increase in inventory of $1.9 million due to stockpiling of certain components predicted to be in limited supply over the first half of Fiscal 2001.

          Net cash generated by investing activities increased from a deficit of $11.0 million for the fiscal year ended June 30, 1999 to a surplus of $4.2 million for the fiscal year ended June 30, 2000. The deficit in net cash used in investing activities for the fiscal year ended June 30, 1999 was primarily due to: (i) the $9.1 million associated with the acquisition of Ness made up of: (a) cash payments of $126,000, $2,300,000 and $200,000 paid in relation to the IIHSL acquisition; (b) cash payments of $2,140,179, and $3,066,776 in relation to the final 24.96% acquisition of Ness; and (c) $1,282,427 paid in acquisition cost for both (a) and (b) above; and (ii) the purchase of capital assets of $1.4 million, including manufacturing equipment for Ness of $1.0 million. Net cash generated by investing activities for the fiscal year ended June 30, 2000 primarily consisted of (i) proceeds from the sale of the Company's 50% interest in FAI Finance Corporation Pty Limited of $8.1 million; (ii) capitalized monitoring dialers of $1.4 million; (iii) capitalized Upgrade Program costs of $1.5 million; (iv) $0.6 million for the purchase of capital assets; and (v) a short term loan of $0.7 million granted to FAI Home Distributors Pty Limited.

          Net cash generated from financing activities decreased from a surplus of $2.4 million for the fiscal year ended June 30, 1999 to a deficit of $1.4 million for the fiscal year ended June 30, 2000. The deficit consisted of: (i) installment payments made on the Note outstanding to Integrated Investments Limited ("IIL Note") of $0.4 million paid on July 7, 1999, $0.1 million paid on February 15, 2000 and $0.3 million paid on February 21, 2000; (ii) final payment of $8.2 million to Integrated Investments Limited as full settlement of the IIL Note on or about April 26, 2000; (iii) cash received of $4.7 million for the sale of upgrade monitoring receivables to FFC pursuant to the Receivables Purchase Agreement ("RPA") less collections remitted to FFC of $0.4 million; and
(vi) loans from FAI Insurances Limited consisting of: (a) $3.0 million in short term debt financing, at a rate of 7.75% per annum, with principal and interest payable in a bullet on February 28, 2001(the "HIH Note"); and (b) a $0.3 million extension of the FAI Note pursuant to the FFC Sale and monthly repayments of $0.2 million.

          FFC-Receivables Purchase Agreement. On December 22, 1999, the Company entered into the Receivables Purchase Agreement ("RPA") with FAI Finance Corporation Pty Limited ("FFC"). Under this agreement, the Company has the right to sell eligible upgrade monitoring receivables to FFC and undertakes to continue to service the receivables in exchange for an upfront cash payment equal to the sum of the total receivable less 15% retained as sub-ordinated debt. This facility specifically relates to the Company's Upgrade Program offering five-year monitoring contracts to its existing 264,000 residential customers. Previously, the Company has funded this program from cash flow from operations.

          Under the RPA, the Company must maintain a sub-ordinated loan with FFC equal to 15% of the outstanding receivable sold. The sub-ordinated loan as at June 30, 2000 was $0.6 million.

          The Company has not recognized the sales of receivables under the agreement as a sale for financial reporting purposes. The sales proceeds received from FFC have been recognized as secured borrowing, and interest and line fees under the FFC facility have been recognized as interest expense. Under the agreement the Company pays interest to FFC at 12.5% per annum on the used portion of the facility plus a line fee of 2.0%. As at June 30, 2000 the limit of the facility provided by FFC, being $4.7 million, was drawn to $4.7 million.

          Sale of FFC. Effective March 31, 2000, the Company, through its wholly-owned subsidiary FAI Home Security Pty. Limited ("FHS"), sold its 50% interest in FFC to FAI Insurances Limited ("FAI") for approximately $8,117,567. On April 7, 2000, FAI paid FHS $2,400,000, the remainder of the sale price was paid on or around April 26, 2000. FAI, which owns approximately 47% of the common stock of the Company, is a wholly owned subsidiary of HIH Insurance Limited ("HIH").

          In connection with FHS's purchase of FFC in Fiscal 1997, FAI provided FHS with vendor financing, approximately $4,439,175 of which remains outstanding at the time of the sale (the "FAI Note"). Pursuant to the terms of the sale, FAI agreed to extend the payment terms of the FAI Note, which will be guaranteed by a security interest in Ness Security Products Pty. Ltd. ("Ness"). Upon receipt of the proceeds of the sale, the Company paid to Integrated Investments Limited ("IIL") $8,200,000 in full settlement of the $8,298,000 due to IIL as of June 30, 2000 (the "IIL Payment"). The decrease in the amount paid versus that owed as of June 30, 2000 reflects a discount for the time value of money. To the extent that the proceeds from the Sale were insufficient to pay IIL in full, FAI lent the shortfall to FHS and added that amount to the FAI Note which will accrue annual interest at the rate of 7.75% and requires monthly payments of principal and interest over sixty months.

          In addition to the above described transactions, pursuant to the terms of the sale, FFC agreed to increase the limit on its existing factoring facility with FHS from approximately $3.0 million to approximately $4.6 million.

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

          The Company's strategy for growth is based on the successful roll-out of the new On-line Monitoring Program through its Distributor Network into existing and new markets and the sale of five-year on-line monitoring contracts through its Upgrade Program to its existing 264,000 residential customers. As the Company's current level of monthly unit sales is insufficient to generate positive cashflow from operations the Company must obtain additional external funding until a breakeven level of sales is achieved. There is no guarantee that the Company will achieve a breakeven level of unit sales or will be successful in obtaining additional external funding. The lack of such capital could have a material adverse effect on the Company's operations, liquidity and financial position.

          Subsequent external funding. On August 3, 2000 and August 17, 2000 HIH Insurances provided the Company with approximately $0.5 million and $1.5 million, respectively, in short term debt financing, at a rate of 7.75% per annum, with principal and interest payable at call (on demand). The short term financing is unsecured.

          The $2.0 million infusion of capital by HIH increases cash reserves of the Company to approximately $2.6 million. The Company has further access to an overdraft facility of approximately $570,000. It is the intention of the Company to utilize the proceeds of this short term financing to: (i) fund the current deficiency in cash flow from operations; (ii) repay outstanding creditors; and
(iii) fund a major recruitment campaign in the Company's Australian market.

          On August 4, 2000 the Company received $0.5 million of additional unsecured external funding from International Home Security Investments Limited, at a rate of 10% per annum, with interest payable weekly in arrears, and the balance payable upon successful completion of any capital or equity raising or from proceeds from the sale of assets. Paul Brown, a director of the Company, is also a director and sole shareholder of International Home Security Investments Limited.

The Company has entered into an agreement to sell 49% of its shareholding in Ness Security Products ("Ness") for cash consideration of $AUD17.5m to HIH Insurances (the "Ness Sale"). From the sale proceeds the Company has agreed to repay $AUD13 million to HIH Insurances in relation to the FAI Note and short term finance provided by HIH. Furthermore, HIH has agreed to provide additional funds of $AUD2.5 million by June 30, 2001.

The Company believes the $AUD4.5 million cash raised in the Ness sale and the additional availability of funds of $AUD2.5 million will provide the Company with sufficient liquidity to fund the cash flow deficit from operating activities that the Company expects in the first three quarters of Fiscal 2001. The Company expects its business plan to produce positive cash flow from operations in the last quarter of Fiscal 2001 provided sales targets are achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's operating subsidiaries are located outside the United States, with operations conducted in their respective local currencies. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"), could have a material adverse effect on the Company's reported financial position and results of operations. A hypothetical 10% change in foreign exchange rates would have impacted reported earnings by approximately $1.4 million for the fiscal year ended June 30, 2000.

          In addition, fluctuations in currency exchange rates could adversely affect the Company's cash reserve balances. The Company's subsidiaries hold cash and cash equivalents in local currency in order to provide liquidity for day-to-day operations. A hypothetical 10% change in foreign exchange rates would have impacted the Company's cash reserves balances by approximately $0.1 million at June 30, 2000.

          The Company is also exposed to foreign currency risk as a result of:

          (i) The FFC Note. The FFC Note bears interest at a rate of 7.75% per annum, is denominated in Australian dollars, and requires monthly payments of principal and interest over sixty months . At June 30, 2000, AUD $7,418,000 was outstanding under the FFC Note. The present value of the future cash outlays (assuming a 5% discount factor) was equivalent to AUD $8,854,000 at June 30, 2000. A hypothetical 10% fluctuation in the AUD would have impacted the future cash outlays committed under the FFC Note at June 30, 2000 by approximately $0.5 million.

          (ii) The HIH Note. The HIH Note bears interest at 7.75% per annum, with interest and principal repayable in a bullet at the end of the notes nine-month term, being February 28, 2001. The note is denominated in Australian dollars. At June 30, 2000, AUD $5,065,000 was outstanding under the HIH Note. The present value of the future cash outlays (assuming a 5% discount factor) was equivalent to AUD $5,087,000 at June 30, 2000. A hypothetical 10% fluctuation in the AUD would have impacted the future cash outlays committed under the HIH Note at June 30, 2000 by approximately $0.3 million.

          (iii) The Receivables Purchase Agreement ("RPA"). The RPA bears interest at 14.5% per annum (including line fees), is denominated in Australian dollars, and requires monthly payments of principal and interest over the sixty month term of the receivables ("RPA Note"). At June 30, 2000, AUD $6,904,000 was outstanding under the RPA Note. The present value of the future cash outlays (assuming a 5% discount factor) was equivalent to AUD $9,366,000 at June 30, 2000. A hypothetical 10% fluctuation in the AUD would have impacted the future cash outlays committed under the FFC Note at June 30, 2000 by approximately $0.6 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended June 30, 2000, 1999 and 1998.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

          The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 2000.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 2000.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended June 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents Filed With This Report:

     1. Financial Statements. The following are included herein under Item 8:

               Home Security International, Inc.
                    Report of Independent Public Accountants
                    Consolidated Statements of Income for the Years Ended June
                         30, 1998, 1999 and 2000.
                    Consolidated Balance Sheets as of June 30, 1999 and 2000
                         Consolidated Statements of Cashflows for the Years Ended June 30, 1998, 1999 and 2000
                    Consolidated Statements of Changes in Shareholders' Equity
                         for the Years Ended June 30, 1998, 1999 and 2000.
                    Notes to Consolidated Financial Statements

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

               2.1 Share Purchase Agreement relating to the purchase of shares in FAI Home Security Pty Limited and FAI Home Security (ENZED) Limited (4)

               2.2       NZ Asset Purchase Agreement between FAI Home Security
                              Holdings New Zealand Limited and FAI Home Security (ENZED) Limited (4)

               2.3       NZ Share Sale Agreement between FAI Home Security
                              Holdings New Zealand and FAI Home Security
                              Holdings Pty Limited (4)

               2.4       2.4 Trade Mark License Agreement between FAI Insurances
                              and FAI Home Security Pty Limited (4)

               3.1       Certificate of Incorporation of the Registrant (1)

               3.2       Bylaws of the Registrant (1)

               4.1       IPO Representatives Warrant Agreement (1)

               4.2       Warrant dated as of September 30, 1998, issued by the
                              Registrant to International Home Security
                              Investments Limited (9)

               10.1*     Amended and Restated 1997 Employee Stock Option
                              Plan (2)

               10.2*     Amended and Restated 1997 Non-Employee Directors' Stock
                              Option Plan (2)

               10.3      International Asset Purchase Agreement between FAI
                              Insurances and Cooper International Group (2)

               10.4      Manufacturing Agreement among Ness Security Products
                              Pty Limited, FAI Home Security Pty Limited and FAI Home Security Holdings Pty Limited (4)

               10.5*     Executive Service Agreement with Bradley D. Cooper (4)

               10.6*     Amendment to Executive Service Agreement with Bradley
                              D. Cooper (4)

               10.7*     Executive Service Agreement dated July 15, 1997 between
                              the Registrant and Terrence J. Youngman (4)
               10.8*     Executive Service Agreement dated July 15, 1997 between
                              the Registrant and Robert D. Appleby (4)
               10.9*     Executive Service Agreement dated July 15, 1997 between
                              the Registrant and Mark Whitaker (4)
               10.10*    Executive Service Agreement dated July 15, 1997 between
                              the Registrant and Geoffrey D. Knowles (4)
               10.11     Option Agreement dated September 5, 1994 between
                              Bradley D. Cooper and FAI Insurances Limited (2)
               10.12     Sale Agreement dated November 11, 1995, among Bradley
                         D. Cooper, FAI Insurances Ltd, FAI Home Security
                         Holding Pty Ltd. and Kamarasi Pty Ltd. (2)
               10.13     10.13* Management Services Agreement with Speakeasy
                              Ltd. (2)
               10.14     Promissory Note Payable to Bradley D. Cooper (4)
               10.15     Promissory Note Payable to FAI Home Security Holdings
                              Pty Limited (4)
               10.16     Promissory Note Payable to FAI Home Security (ENZED)
                              Limited (4)
               10.17     Share Sale Agreement dated December 31, 1997 by and
                              between FAI Insurances Limited and FAI Home
                              Security Pty. Limited (6)
               10.18     Shareholders Agreement dated December 31, 1997 by and
                              between FAI Insurances Limited and FAI Home
                              Security Pty. Limited (6)
               10.19     Consultancy Engagement Agreement effective October 1,
                              1997, among the Registrant, Speakeasy Pty. Ltd. and Bradley D. Cooper (7)
               10.20     Stock Purchase Agreement dated July 17, 1998 between
                              the Registrant and International Home Security Investments Limited (8)
               10.21     Stock Purchase Agreement dated as of July 17, 1998, and
                              amended as of September 30, 1998, by and between the Registrant and Integral Investments Limited
                              (9)
               10.22     Secured Promissory Note dated as of September 30, 1998,
                              executed by the Registrant in favor of Integral Investments Limited (9)
               10.23     Share Buy Back Agreement between Ness Security Products
                              Pty Ltd. and Integrated International Home
                              Security Limited (10)
               10.24     Employment Agreement between Ness Security Products Pty
                              Limited; Nazareno Circosta and Home Security
                              International, Inc. (10)
               10.25     Termination Agreement between Nazareno Circosta and
                              Ness Security Products Pty Limited (10)
               10.26     Non-Competition Agreement between Nazareno Circosta and
                              Home Security International, Inc. (10)
               10.27     Share Buy Back Agreement between Circosta Pty Limited
                              and Ness Security Products Pty Limited (10)
               10.28     Warrant Certificate (11)
               10.29     Form of Warrant Certificate (11)
               10.30     Share Sale Agreement between FAI Home Security Pty Ltd.
                              and FAI Insurances Limited (12)
               10.31     Guarantee and Indemnity between Ness Security Products
                              Pty Limited and FAI Insurances Limited (12)
               21.1      List of Subsidiaries
               23.1      Consent of Arthur Andersen
               23.2      Consent of Deloitte & Touche
               27.1      Financial Data Schedule (EDGAR version only)
--------------

          *Compensation Plan or Agreement
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333- 26399), as amended, filed with the Securities and Exchange Commission on May 2, 1997
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333- 26399), as amended, filed with the Securities and Exchange Commission on June 10, 1997
(3) Incorporated by reference to the Registrant's Registration Statement Form S-1 (Registration No. 333- 26399), as amended, filed with the Securities and Exchange Commission on June 25, 1997
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 1997
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997
(6) Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1998

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 17, 1998

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333- 54921), filed with the Securities and Exchange Commission on July 20, 1998

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998

(10)      Incorporated by reference to the Registrant's Current Report on
          Form 8-K filed with the Securities and Exchange Commission on June 17, 1999

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000.

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2000.

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

                    On April 14, 2000, the Registrant filed a current report on Form 8-K describing the disposition of a 50% interest in FAI Finance Corporation Pty. Ltd.

Home Security International, Inc.

INDEX TO FINANCIAL STATEMENTS

                                                                   Page No.
                                                                   --------
Report of Independent Public Accountant...........................  F-2

Independent Auditor's Report......................................  F-3

Consolidated Statement of Income for the years ended
June 30, 1998, 1999 and 2000......................................  F-4

Consolidated Balance Sheets as of June 30, 1999 and 2000..........  F-5

Consolidated Statements of Cashflows for the years Ended
June 30, 1998, 1999 and 2000......................................  F-6

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended June 30, 1998, 1999 and 2000..................  F-7

Notes to Consolidated Financial Statements........................  F-8

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Home Security International, Inc.;

We have audited the accompanying consolidated balance sheets of Home Security International, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ness Security Products Pty Limited, which statements reflect total assets and total revenues of 28 and 29 percent in 2000 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in Australia, which are substantially consistent with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors the financial statements referred to above present fairly, in all material respects, the financial position of Home Security International, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                                 /s/ Arthur Andersen


Sydney
September 29, 2000

                    INDEPENDENT AUDIT REPORT TO THE MEMBERS
                    ---------------------------------------

                     OF NESS SECURITY PRODUCTS PTY LIMITED
                     -------------------------------------

Scope
-----

We have audited the financial report of Ness Security Products Pty Limited for the financial year ended 30 June 2000 as set out on pages 4 to 27. The financial report includes the consolidated financial statements of the consolidated entity comprising the company and the entities it controlled at the year's end or from time to time during the financial year. The company's directors are responsible for the financial report. We have conducted an independent audit of the financial report in order to express an opinion on it to the members of the company.

Our audit has been conducted in accordance with Australian Auditing Standards to provide reasonable assurance whether the financial report is free of material mistatement. Our procedures included examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial report, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to form an opinion whether, in all material respects, the financial report is presented fairly in accordance with Accounting Standards issued in Australia and other mandatory professional reporting requirements and statutory requirements so as to present a view which is consistent with our understanding of the company's and the consolidated entity's financial position, and performance as represented by the results of their operations and their cash flows.

The audit opinion expressed in this report has been formed on the above basis.

Audit Opinion
-------------

In our opinion, the financial report of Ness Security Products Pty Limited is in accordance with:

(a)  the Corporations Law, including:

     (i) giving a true and fair view of the company's and consolidated entity's financial position as at 30 June 2000 and of their performance for the year ended on that date; and

     (ii) complying with According Standards and the Corporations Regulations;
          and

(b)  other mandatory professional reporting requirements.

                                       /s/ Deloitte Touche Tohmatsu
                                       DELOITTE TOUCHE TOHMATSU

                                       /s/ M. Dreyer
                                       M. Dreyer
                                       Partner
                                       Chartered Accountants

Parramatts, 29 September 2000

                                       _________________________________________
                                       The liability of Deloitte Touche Tohmatsu is limited by, and to the extent of, the Accountants' Scheme under the
                                       Professional Standards Act 1994 (NSW).

                       HOME SECURITY INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            For the Years Ended June 30,
                                                               ------------------------------------------------------
                                                                     1998              1999               2000
                                                      Note           $US                $US                $US
                                                    ---------- ----------------  -----------------  -----------------
Net Sales                                               2            44,118,502         45,993,049         28,637,514
Cost of goods sold                                                  (26,294,641)       (23,274,202)       (15,545,007)
                                                               ----------------  -----------------  -----------------
Gross Profit                                                         17,823,861         22,718,847         13,092,507
General and administrative expenses                                  (9,211,254)       (12,754,698)       (16,814,046)
Bad and doubtful debts expense                                         (877,073)            81,319         (2,732,975)
Amortization and depreciation                                          (721,989)        (1,831,479)        (2,809,161)
Impairment of long-lived assets                                               -                  -         (1,698,638)
Research and development                                                      -           (394,957)          (653,908)
                                                               ----------------  -----------------  -----------------
Income/(Loss) from operations                                         7,013,545          7,819,032        (11,616,221)
Non operating income            - other                                       -                  -            379,881
Interest income                 - related party                          26,679                  -                  -
                                - other                                 423,526            429,795            254,606
Interest expenses               - related party                        (216,629)          (377,071)          (669,860)
                                - other                                  (7,904)          (559,133)          (754,842)
                                                               ----------------  -----------------  -----------------
Income/(Loss) before taxes, equity in income of
affiliated companies                                                  7,239,217          7,312,623        (12,406,436)
Income tax (expense)/benefit                                         (2,111,084)        (3,540,806)         1,240,424
                                                               ----------------  -----------------  -----------------
Income/(Loss) before equity in income of
affiliated companies                                                  5,128,133          3,771,817        (11,166,012)
                                                                        252,417            310,421             56,133
                                                                              -           (334,565)                 -
                                                               ----------------  -----------------  -----------------
                                                                      5,380,550          3,747,673        (11,109,879)
                                                               ================  =================  =================

Net income/(loss) per common share
      Basic earnings/(loss) per share                                     $1.05              $0.68             $(1.91)
      Diluted earnings/(loss) per share                                   $1.04              $0.68             $(1.91)
Weighted average number of shares outstanding
      Basic                                                           5,117,125          5,513,000          5,828,278
      Diluted                                                         5,181,612          5,516,751          5,828,795

                       HOME SECURITY INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET

                                                                                   As of June 30,
                                                               ------------------------------------------------------
                                                                                       1999               2000
                                                                     Note               $US                $US
                                                               ----------------  -----------------  -----------------
ASSETS
------
Current assets
      Cash and cash equivalents                                                          2,976,240          1,394,133
      Accounts receivable - related party                             16                   217,516                  -
      Accounts receivable - trade, net                                3                  3,190,633          2,317,748
      Inventories, net                                                4                  6,974,109          8,036,329
      Prepaid expenses and other current assets                       5                    807,016            398,742
                                                                                 -----------------  -----------------
           Total current assets                                                         14,165,514         12,146,952
                                                                                 =================  =================
Non-current assets
      Investment in partnership                                       10                   323,398                  -
      Investment in affiliated companies                              11                 7,874,928                  -
      Capital assets, net                                             8                  4,161,791          5,646,876
      Restrictive covenant                                            19                   638,458            485,347
      Intangibles, net                                                9                 23,014,184         20,499,355
      Accounts receivable - trade, net                                3                    241,588            150,735
      Deferred income taxes                                           15                 1,057,559          2,589,771
      Receivable - FAI Finance Corporation Pty Limited              16,17                                     614,581
                                                                                 -----------------  -----------------
           Total non-current assets                                                     37,311,906         29,986,665
                                                                                 -----------------  -----------------
           Total assets                                                                 51,477,420         42,133,617
                                                                                 =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
      Bank overdraft                                                  20                   150,938            510,023
      Notes payable - FAI Insurances Group                          11,16                1,313,400          3,861,290
      Note payable - Integral Investments Limited                   16,19                8,394,024                  -
      Borrowing - FAI Finance Corporation
      Pty Limited                                                   16,17                        -          1,154,022
      Payables - trade                                                                   3,714,810          4,554,290
      Accrued warranty                                                                     384,534            418,371
      Accrued security callout                                                             314,056            198,057
      Other accrued liabilities                                                            696,404          1,563,268
      Lease liability                                                 13                   438,023            314,328
      Income tax payable                                                                 1,355,696                  -
      Deferred income                                                                    1,032,099          1,447,994
                                                                                 -----------------  -----------------
           Total current liabilities                                                    17,793,984         14,021,643
                                                                                 -----------------  -----------------

Non-current liabilities
      Note payable - FAI Insurances Group                           11,16                3,447,675          3,659,703
      Borrowing - FAI Finance Corporation   Pty Limited             16,17                        -          3,619,976
      Lease liability                                                 13                   720,512            574,608
      Other accrued liabilities                                                             56,013             56,490
      Accrued security callout                                                             147,564            113,506
      Accrued warranty                                                                           -            116,048
      Deferred income                                                                      238,019          1,640,151
                                                                                 -----------------  -----------------
           Total non-current liabilities                                                 4,609,783          9,780,482
                                                                                 -----------------  -----------------
           Total liabilities                                                            22,403,767         23,802,125
                                                                                 =================  =================

Shareholders' equity
      Preferred stock $.001 value; 1,000,000 shares
      authorized, none outstanding                                                               -                  -
      Common stock $.001 value; 20,000,000 shares authorized
      and 5,828,278 shares issued and outstanding
                                                                      18                     5,828              5,828
      Additional paid - in capital                                                      22,309,708         22,309,708
      Warrants                                                        7                    504,000          1,064,000
      Secured note                                                    6                 (2,375,000)        (2,375,000)
      Accumulated other comprehensive loss                                                (452,532)          (644,814)
      Retained earnings/(accumulated losses)                                             9,081,649         (2,028,230)
                                                                                 -----------------  -----------------
           Total shareholders' equity                                                   29,073,653         18,331,492
                                                                                 -----------------  -----------------
           Total liabilities and shareholders' equity                                   51,477,420         42,133,617
                                                                                 =================  =================

                       HOME SECURITY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASHFLOW

                                                                            For the Years Ended June 30,
                                                               ------------------------------------------------------
                                                                     1998              1999               2000
                                                       Note          $US                $US                $US
                                                    ---------  ----------------  -----------------  -----------------
Cashflow from operating activities
      Net income/(loss)                                               5,380,550          3,747,673        (11,109,879)
      Adjustments to reconcile net income to net
      cash from operating activities:
           Depreciation                                                 181,835            540,282            990,052
           Minority interest                                                  -            334,565                  -
           Imputed interest                                                   -            527,982            733,857
           Amortisation of goodwill                                     540,154          1,040,391          1,335,315
           Impairment of long-lived assets                                    -                  -          1,698,638
           Amortisation of leased assets                                      -            243,487            483,794
           Profit on sale of capital assets                                   -            (36,869)           (37,885)
           Profit on sale of investments, net                                 -                  -           (281,881)
           Debt discount                                                      -                  -            (98,000)
           Equity in income of affiliated companies                    (252,417)          (310,421)           (56,133)
           Deferred income taxes                                       (585,314)        (1,574,764)        (2,746,522)
           Bad and doubtful debts expense                               877,073            (81,319)         2,732,975
           Provisions for stock obsolescence                                  -             (1,047)           238,095
           Decrease/(Increase)  in operating assets:
                Accounts receivable - trade                          (1,231,965)        (1,679,996)        (1,589,037)
                Inventories                                            (930,349)         1,045,771         (1,861,691)
                Prepaid expenses and other assets                      (830,074)           125,586            408,274
           Increase in operating liabilities:
                Accounts payable                                      1,051,807            365,190          1,536,073
                Accrued liabilities                                   1,774,149              1,090          3,007,366
                                                               ----------------  -----------------  -----------------
      Net cash provided by/(used in) operating activities
                                                                      5,975,449          4,287,601         (4,616,589)
                                                               ----------------  -----------------  -----------------
Cashflow from investing activities
      Proceeds from sale of capital assets                                    -            105,022             53,693
      Additions to capital assets                                      (553,404)        (1,424,405)        (3,287,421)
      Investment in affiliated companies                             (2,000,578)           289,650                  -
      Investment in partnership                                        (303,424)            (1,542)                 -
      Purchase of controlled entity, net of cash acquired                     -         (9,115,382)                 -
      Restrictive covenant                                                    -           (627,110)                 -
      Short term repayments received / (loans granted)                   23,488           (234,833)          (652,284)
      Proceeds from sale of investment                                        -                  -          8,117,567
                                                               ----------------  -----------------  -----------------
           Net cash (used in)/ provided by investing
           activities                                                (2,833,918)       (11,008,600)         4,231,555

                                                               ----------------  -----------------  -----------------
Cashflow from financing activities
      Capital subscribed                                              3,934,678          2,599,352                  -
      Share issue costs                                                (436,408)                 -                  -
      Funds from sale and leaseback of fixed assets                           -            627,027                  -
      Finance lease payments                                                  -           (188,125)          (346,391)
      Receipt from/ (payment to) related parties                      1,020,054           (250,844)        (1,427,688)
      Net repayments of borrowings                                            -           (509,090)                 -
      (Decrease)/ Increase in bank overdraft                            (29,055)           125,844            359,085
                                                               ----------------  -----------------  -----------------
           Net cash provided by (used in) financing
           activities                                                 4,489,269          2,404,164         (1,414,994)
                                                               ----------------  -----------------  -----------------
Net increase (decrease) in cash held                                  7,630,800         (4,316,835)        (1,800,028)
Cash at the beginning  of the financial period                              118          7,006,183          2,976,240
Effect of exchange rate changes on cash                                (624,735)           286,892            217,921
                                                               ----------------  -----------------  -----------------
Cash at the end of the financial period                               7,006,183          2,976,240          1,394,133
                                                               ================  =================  =================

Supplemental disclosure of cash information
      Interest paid                                                     224,533            411,985            685,208
      Income taxes paid                                               1,249,831          3,995,368          1,769,572

                       HOME SECURITY INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

                                             Additional    Accumulated     Cumulative                                    Total
                                              Paid-in       Retained       Translation                   Secured      Shareholders'
                                  Amount      Capital       Earnings       Adjustment      Warrants       Note            Equity
                                    $US         $US            $US             $US            $US          $US             $US
                               ----------- ------------- --------------- --------------- ------------- ------------- --------------
BALANCE, JUNE 30, 1997              4,500    10,238,691         (46,574)       (406,534)            -             -       9,790,083
Comprehensive income                                          5,380,550        (570,031)                                  4,810,519
Additional paid-in capital            400     4,004,600                                                                   4,005,000
Issue of shares to
Bradley D. Cooper                     250     2,499,750                                                  (2,375,000)        125,000
Less share issue costs                  0      (631,730)                                                                   (631,730)
                               ----------  ------------  --------------  --------------  ------------  ------------  --------------
BALANCE, JUNE 30, 1998              5,150    16,111,311       5,333,976        (976,565)            -    (2,375,000)     18,098,872
Comprehensive income                                          3,747,673         524,033                                   4,271,706
Issue of 677,778 shares               678     6,198,397                                                                   6,199,075
Issue of warrants to
purchase Common Stock                                                                         504,000                       504,000
                               ----------  ------------  --------------  --------------  ------------  ------------  --------------
BALANCE, JUNE 30, 1999              5,828    22,309,708       9,081,649        (452,532)      504,000    (2,375,000)     29,073,653
Comprehensive income                                        (11,109,879)       (192,282)                                (11,302,161)
Issue of warrants to
purchase Common Stock                                                                         560,000                       560,000
                               ----------  ------------  --------------  --------------  ------------  ------------  --------------
BALANCE, JUNE 30, 2000              5,828    22,309,708      (2,028,230)       (644,814)    1,064,000    (2,375,000)     18,331,492
                               ==========  ============  ==============  ==============  ============  ============  ==============

                       HOME SECURITY INTERNATIONAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (All amounts in US$ unless stated otherwise)

NOTE 1 : NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

a) Nature of Business -

Home Security International, Inc. ("HSI") was incorporated in the state of Delaware, United States of America, on April 11, 1997. On June 30, 1997 HSI acquired from a subsidiary of FAI Insurances Limited and from various companies controlled by Bradley D. Cooper, the home security operations in Australia, New Zealand, the United Kingdom (including certain European countries), South Africa, Canada and the United States of America.

The main business activities of the Company are the design, manufacture, sale, service and monitoring of security alarm systems, which are sold via a distributor network to residential and small business premises in the countries of operations.

On December 31, 1997 the Company acquired 50 percent of the equity interest in FAI Finance Corporation Pty Limited (together with its subsidiary FAI Finance Corporation (NZ) Limited, herein call "FFC") from FAI Insurances Ltd. FFC is a consumer finance company in both Australia and New Zealand and finances a significant portion of customer accounts of the Company's distributorship network in Australia and New Zealand. On March 31, 2000 the Company sold it's 50 percent equity interest in FFC back to FAI Insurances Ltd (see Note 11).

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

Effective December 31, 1999, as part of an internal restructure IIHSL's holding of the issued and outstanding common stock of Ness was transferred to FAI Home Security Pty Limited. On June 29, 2000, the Company dissolved IIHSL as a result of its inactivity.

b) Principles of Consolidation and Basis of Preparation -

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

All significant intercompany accounts and transactions have been eliminated upon consolidation.

c) Cash and Cash Equivalents -

Cash equivalents consist of short-term, highly liquid, investments with maturities of three months or less and are stated at cost, which approximates fair value.

d) Foreign Currencies -

The consolidated financial statements are translated into US dollars to reflect the Company's reporting currency. The assets and liabilities are translated at the balance sheet date exchange rate. The profit and loss items have been translated at the weighted average exchange rates for the fiscal year. The resulting translation effects are reflected in other comprehensive income, a component of shareholders' equity.

e) Use of Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

f) Income Taxes -

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realised.

g) Revenue Recognition -

Revenue from the sale of security systems is recognized at the time of shipment of products and is shown net of returns and rebates (see Note 2). Recognition of revenue from the sale of monitored security systems is split between revenue relating to sale of the security system and revenue relating to monitoring services. Revenue relating to monitoring services is recognised over the period the services are provided. All unearned portions of the monitoring revenues are recorded in the balance sheet as "Deferred Income". Management estimates the total amount of revenue to be allocated between the sale of the equipment and monitoring services based on the respective margins realised when sold separately.

The Company sells extended product warranties for periods of one to two years. Extended product warranty revenues are recognized on a straight-line basis over the respective lives of the warranties. As customers pay upfront for the product warranties, all unearned portions of the product warranty revenues are recorded in the balance sheet as "Deferred Income".

The Company also sells monitoring contracts to its existing customers for periods of up to five years. Monitoring revenue derived from existing customers is recognized each month as monitoring services are provided.

h) Allowance for Doubtful Accounts -

Management reviews the collectability of accounts receivable on a regular basis. Amounts, if any, which are determined to be uncollectable, are provided for in the financial statements in the period such determination is made.

i) Inventories -

Inventories consist of work in progress, finished goods and raw materials. Inventories are stated at the lower of cost (first-in, first-out method) or market. The elements of cost include direct labor, raw materials and manufacturing overhead.

j) Capital assets -

Capital assets are recorded at cost. Maintenance and repairs are expensed in the period to which they are incurred. Capital assets under capital leases (see Note
13) are amortized over the lease terms.

Capitalized upgrade costs consist of product, selling and installation costs associated with the upgrade of the Company's existing customers to its monitored alarm systems. These costs have been capitalized and will be expensed over the same period revenues are earned and recognised on each contract, being predominantly five years.

Depreciation and amortization on capital assets is calculated using the straight-line method over the following estimated useful lives of the assets:

                                          Years

         Furniture and fixtures             8.0
         Plant and machinery                5.0
         Office equipment           8.0
         Motor vehicles             6.5
         Computer equipment                 3.5
         Leasehold improvements     3.0

         Capitalized diallers               5.0
         Capitalized upgrade costs  5.0




k) Leased Assets -

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

l) Research and Development -

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

m) Employee Benefit Plans -

The Company contributes to pension plans on behalf of its employees. The pension plans are accumulation funds and the Company has no liability to members under the plans. The Company charges all contributions as expenses when incurred. The Company contributed a total of $471,610 to pension plans during fiscal year ended June 30, 2000 compared to $361,740 in fiscal year ended June 30, 1999 and $172,104 in fiscal year ended June 30, 1998. The Company has no other pension or other employment benefit plans.

n) Intangible Assets -

Intangible assets represent the excess of cost over fair value of assets acquired and are amortized using the straight-line method over twenty years.

o) Long-Lived Assets -

Long-lived assets consist primarily of capital assets and intangible assets. In accordance with Statement of Financial Accounting Standards No.121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the recoverability of long-lived assets is evaluated at the operating segment level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating segment has indications of possible impairment such as current operating losses and projections that there is a likelihood that such operating losses will continue, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining life of the asset. If an impairment exists, the carrying amount of the related long-lived asset is reduced to its estimated fair value (See Note 9).

p) Warranty -

The Company warrants its products against defects in design, materials and workmanship for up to two years from the date of installation. A provision for estimated warranty costs is recorded at the time of the sale based on management's best estimate of future warranty costs. Management's estimate is based upon historical warranty costs and is periodically adjusted to reflect actual experience.

q) Security call-out -

Historically, the Company provided a free of charge security call-out service for emergency response for five years from the date each non-monitored alarm system was installed. A provision for estimated security call-outs is recorded based on management's best estimate of future security call-out costs. Management's estimate is based upon historical security call-out costs and is periodically adjusted to reflect actual experience. The Company does not provide free of charge security call-out services for emergency response with monitored alarm systems except where a police report is issued.

r) Derivative Financial Instruments -

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

s) Earnings per Share -

Earnings per share have been computed according to the provisions of SFAS No. 128 "Earnings Per Share" using the weighted average number of shares outstanding. Diluted earnings per share have been computed based on the assumption that dilutive stock options and warrants have been exercised.

t) Stock Option Plan -

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

u) New Accounting Pronouncements -

Organizations that set accounting standards in the United States have issued several accounting pronouncements that the Company will be required to adopt in future reporting periods.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As issued, this Statement is effective for all fiscal quarters, beginning after June 15, 1999, with earlier application encouraged. Subsequently, in June 1999, SFAS No 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No.133" was issued. This pronouncement changed the effective date of SFAS No.133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. Management of the Company is evaluating this new pronouncement to determine its impact upon future reporting.

Emerging Issues Task Force ("EITF") 2000-14 "Accounting for Certain Sales Incentives" was issued in May of 2000 and provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor to its customers. This EITF is effective for all reporting periods beginning after May 18, 2000. Management of the Company is evaluating this pronouncement to determine its impact upon future reporting.

FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (an interpretation of APB Opinion No. 25) was issued in March of 2000 and clarifies certain items in the application of APB Opinion No. 25. This interpretation is effective July 1, 2000. Management of the Company is evaluating this pronouncement to determine its impact upon future reporting.

w) Prior Year Reclassifications

Certain reclassifications have been made to prior year information to conform with current year presentation.

NOTE 2: NET SALES

                                                  -------------------------------------------------------------
                                                                      Year Ended June 30,
                                                  -------------------------------------------------------------
                                                          1998                  1999               2000
                                                  ---------------------  ------------------- ------------------
Direct retail sales                                                               6,332,955          8,615,256
                                                                     -
Distributor sales                                           42,858,457           38,036,152         16,668,046
Monitoring sales                                                                     91,657          1,017,516
                                                                     -
Other                                                        1,553,592            1,756,492          2,588,366
                                                  ---------------------  ------------------- ------------------
Gross sales                                                 44,412,049           46,217,256         28,889,184
Less: Returns and rebates                                     (293,547)            (224,207)          (251,670)
                                                  ---------------------  ------------------- ------------------
Net sales                                                   44,118,502           45,993,049         28,637,514
                                                  =====================  =================== ==================

NOTE 3: ACCOUNTS RECEIVABLE-TRADE

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------  -----------------
Accounts receivable - trade                                                       3,661,215          2,987,660
Less: Allowance for doubtful accounts                                              (228,994)          (519,177)
                                                                         ------------------  -----------------
Accounts receivable - trade, net                                                  3,432,221          2,468,483
Less: non-current portion                                                          (241,588)          (150,735)
                                                                         ------------------  -----------------
Current portion                                                                   3,190,633          2,317,748
                                                                         ==================  =================

NOTE 4: INVENTORIES

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------- -----------------
Finished goods                                                                    4,025,348          3,946,765
Work in progress                                                                    288,382            372,676
Raw materials                                                                     3,158,131          4,403,478
                                                                         ------------------  -----------------
                                                                                  7,471,861          8,722,919
Less: provision for obsolescence                                                   (497,752)          (686,590)
                                                                         ------------------  -----------------
                                                                                  6,974,109          8,036,329
                                                                         ==================  =================

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------  -----------------
Prepayments                                                                         128,791             90,613
Other loans/(borrowings) - Bradley D. Cooper                                        131,375           (101,200)
Other loans  - Nazareno Circosta                                                     98,505             90,375
Sundry debtors                                                                      448,345            318,954
                                                                         ------------------  -----------------
                                                                                    807,016            398,742
                                                                         ==================  =================

Other loans/(borrowings) to/(from) Bradley D. Cooper, the Company's Chief Executive Officer, and Nazareno Circosta, Ness Security Products Pty Limited's Managing Director, represent unsecured loan advances, repayable on demand and bear interest at commercial rates. Mr Cooper's loan as at June 30, 1999 includes interest on the secured note (see Note 6), net of amounts due to Mr Cooper.

NOTE 6: SECURED NOTE

On July 15, 1997 Bradley D. Cooper purchased 250,000 shares of the Company's Common Stock at $10.00 per share. Five percent (5%) of the purchase price for the shares, being $125,000, was paid by Mr. Cooper in cash and the remainder, $2,375,000, was paid through a five-year note to the Company bearing interest at 7.0% per annum, payable semi-annually, and secured by the shares purchased. The note is repayable on the fifth anniversary of its issuance. The interest payable on the note is due on a full recourse basis. During the fiscal year ended June 30, 2000, interest totaling $166,705 under this loan was charged as a reduction to amounts owed to Mr Cooper (see Note 5).

NOTE 7: WARRANTS

As of October 1, 1998, 1999 and January 1, 2000, the Company issued five year convertible warrants to purchase 360,000, 200,000 and 200,000 shares of Common Stock respectively, to International Home Security Investments Limited ("Holder") pursuant to the terms originating from the Ness transaction (see Note
19). Each warrant has a market value of U.S. $1.40 as at the date of issuance. Each warrant entitles the holder, upon exercise, to receive from the Company one share of fully paid, non-assessable Common Stock of the Company for U.S. $13.00.

NOTE 8: CAPITAL ASSETS

                                                                                       June 30,
                                                                                1999               2000
                                                                         ------------------  ------------------
Furniture and fixtures                                                              382,839            381,620
Office equipment                                                                    665,245            701,524
Motor vehicles                                                                      633,972            820,108
Computer equipment                                                                  612,727            454,821
Plant                                                                             2,713,455          2,629,129
Leasehold improvements                                                              305,279            177,308
Capitalized diallers                                                                      -          1,063,159
Capitalized upgrade costs                                                           701,000          2,165,488
Less: Accumulated depreciation and amortization                                  (1,852,726)        (2,746,281)
                                                                         ------------------  ------------------
                                                                                  4,161,791          5,646,876
                                                                         ==================  ==================

Depreciation and amortization expense for capital assets was $1,473,846, $783,769 and $181,835 for the fiscal years ended June 30, 2000, 1999, and 1998 respectively.

NOTE 9: INTANGIBLES

                                                                                       June 30,
                                                                                1999               2000
                                                                         ------------------  ------------------
Goodwill on investment                                                           25,514,670         25,805,951
Less: Impairment                                                                                    (1,698,638)
                                                                                          -
Less: Accumulated amortization                                                   (2,500,486)        (3,607,958)
                                                                         ------------------  -----------------
                                                                                 23,014,184         20,499,355
                                                                         ==================  =================

Goodwill represents (1) the excess of the purchase price paid by the then ultimate parent entity, FAI Insurances Limited over the fair value of assets acquired as part of the reorganization, (2) the excess of the purchase price paid by the Company over the fair value of assets acquired when the Company purchased all of the issued and outstanding common stock of IIHSL, and (3) the excess of the purchase price paid by IIHSL over the fair value of assets acquired when IIHSL acquired the remaining 24.96% of the issued and outstanding common stock of Ness.

Due to the continued losses since the inception of the United Kingdom and North American operations, management made an assessment of the fair values of the long-lived assets of these entities. Based on fair value assessments using undiscounted future cash flow projections in accordance with SFAS 121, management concluded that the intangible assets related to the operations in the United Kingdom and North America were fully impaired as of June 30, 2000.

Due to the significant fall in revenues, and large operating loss, experienced by the Australian and New Zealand operations during the year ended June 30, 2000, management has made an assessment of the fair value of the long lived assets in these regions. In accordance with SFAS 121, based on undiscounted future cash flow projections, management concluded that there is no impairment in the intangible assets in relation to Australia and New Zealand as of June 30, 2000 (written down value $6,963,558). The undiscounted cash flow projections utilized to make this assessment forecast a substantial increase in the level of sales over those currently being achieved. Uncertainty exists as to whether the predicted level of sales activity will be achieved. Management believes that the cash received as a result of the 49% sale of the Ness manufacturing operation, subsequent to June 30, 2000 (see Note 21) will be sufficient to allow the necessary investment to meet the sales targets forecast.

Total impairment of goodwill recorded during the fiscal year ended June 30, 2000 can be analyzed as follows:

         United Kingdom                              738,142
         North America                               960,496
                                      -----------------------
                                                   1,698,638
                                      =======================

NOTE 10: INVESTMENT IN PARTNERSHIP

Effective June 30, 1998, the Company purchased a 49 percent interest in a partnership (the "Partnership") that has entered into an agreement with Prime Life Corporation Limited to acquire a retirement village in Melbourne, Australia. On June 30, 1999 the Partnership was converted to a limited partnership. The investment balance of $323,398 in the Partnership was accounted for using the purchase method. Accordingly, the Company has not recognized any Partnership earnings in either the 1998, 1999 or 2000 fiscal years. The Company was unable to reach an agreement with Prime Life Corporation Limited as to the appropriate management fee to be charged for the administration of this passive investment. As a result, in December of 1999, the Company wrote off its investment in the Partnership.

NOTE 11: INVESTMENT IN AFFILIATED COMPANIES

On December 31, 1997 the Company purchased 50 percent of the issued and outstanding shares (the "FFC Shares") of FAI Finance Corporation Pty Limited and its subsidiary FAI Finance Corporation (NZ) Limited ("FFC") from FAI Insurances Ltd (the "FFC Transaction"). FFC, a consumer finance company with operations in Australia and New Zealand, finances a significant portion of the Company's financed sales.

The purchase price of $7,059,525, related to the FFC transaction, included direct costs incurred during the acquisition and was allocated to the net assets of FFC based on the estimated fair market values. As a result of the allocation, $6,226,382 of the purchase price was allocated to goodwill.

The purchase price for the FFC Shares was paid through the issuance of a five year promissory note (the "FAI Note"), bearing interest at 7.75% per annum, secured by the FFC Shares.

During the fiscal year ended June 30, 1998, FFC declared a dividend of $1,970,100. The Company has classified its 50 percent share of the dividend as "Investment in affiliated companies", as the dividend was reinvested in FFC during the quarter ended September 30, 1998.

Effective March 31, 2000, the Company, through its wholly-owned subsidiary FAI Home Security Pty Limited ("FHS"), sold its 50% interest in FFC to FAI Insurances Limited ("FAI") for approximately $8,117,567 (the "Sale"). The Company recognized a gain on the Sale of $598,864 which forms part of "Non-operating income" in the consolidated statement of income. On April 7, 2000, FAI paid FHS $2,400,000. The remainder of the sale price was paid on April 26, 2000. FAI, which owns approximately 47% of the common stock of the Company, is a wholly owned subsidiary of HIH Insurance Limited ("HIH").

At the time of the sale, approximately $4,439,175 of the FAI Note remained outstanding. Pursuant to the terms of the Sale, FAI extended the payment terms of the FAI Note, which is guaranteed by a security interest in Ness Security Products Pty. Ltd. ("Ness"). Upon receipt of the proceeds of the Sale, the Company paid to Integrated Investments Limited ("IIL") $8,200,000 in full settlement of the $8,298,000 due to IIL as of June 30, 2000 (the "IIL Payment"). The decrease in the amount paid versus that owed as of June 30, 2000 reflects a discount for the time value of money. As the proceeds from the Sale were insufficient to pay IIL in full, FAI lent the shortfall, being $316,088, to FHS and added that amount to the FAI Note which accrues annual interest at the rate of 7.75% and requires monthly payments of principal and interest over sixty months, with a maturity date of March 26, 2005. As of June 30, 2000, total principal payments payable per fiscal year are due as follows:

         2000/2001                                   809,701
         2001/2002                                   874,731
         2002/2003                                   944,983
         2003/2004                                 1,020,877
         2004/2005                                   819,113
                                      -----------------------
                                                   4,469,405
                                      =======================

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts receivable and payable approximate their respective fair values due to the short maturities of those instruments. The carrying value of the long-term payables to FAI Insurances Limited and FAI Finance Corporation Pty Limited approximates their fair values as the related interest rates for each loan were renegotiated and granted, respectively, at rates which approximate market.

NOTE 13: LEASE COMMITMENTS

The Company leases several production facilities and motor vehicles under long - term leases and has the option to purchase the facilities for a normal cost at the termination of the lease. Included in property, plant and equipment are the following assets held under capital leases.

Capital leases

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------  -----------------
Motor vehicles                                                                      340,776            354,765
Plant and machinery                                                               1,392,496          1,269,434
                                                                         ------------------  -----------------
                                                                                  1,733,272          1,624,199
Less: accumulated amortization                                                     (686,402)          (767,412)
                                                                         ------------------  -----------------
                                                                                  1,046,870            856,787
                                                                         ==================  =================

The following is a schedule by year of future gross minimum rental payments for all capital leases reconciled to the present value of net minimum finance lease payments as of June 30, 2000.

Minimum rental payments for all capital leases

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------  -----------------
Payable no later than one year                                                      520,784            371,645
Payable later than one year but not later than two years                            307,936            240,535
Payable later than two years but not later than three years                         190,861            338,679
Payable later than three years but not later than four years                        310,012             56,632
                                                                         ------------------  -----------------
Minimum lease payments                                                            1,329,593          1,007,491
Less: amount representing interest                                                  171,058            118,555
                                                                         ------------------  -----------------
Present value of net minimum lease payments                                       1,158,535            888,936
Less: current portion                                                               438,023            314,328
                                                                         ------------------  -----------------
Long-term obligations under capital leases                                          720,512            574,608
                                                                         ==================  =================

Operating lease commitments

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------  -----------------
Payable no later than one year                                                      425,076            783,728
Payable later than one year but not later than two years                            376,219            725,750
Payable later than two years but not later than three years                         297,909            396,656
Payable later than three years but not later than four years                        120,117              4,606
                                                                         ------------------  -----------------
Total minimum operating lease payments                                            1,219,321          1,910,740
                                                                         ==================  =================

The operating lease commitments of the Company consist of property rentals used as offices in Sydney, Melbourne, Brisbane and Perth and computer equipment leases.

                                                                      Year Ended June 30,
                                                  ------------------------------------------------------------
                                                          1998                  1999               2000
                                                  --------------------   ------------------  -----------------
Rent expenses                                                  316,220              560,196            606,513

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

                                                                      Year Ended June 30,
                                                  ------------------------------------------------------------
                                                          1998                  1999               2000
                                                  --------------------   ------------------  -----------------
Net sales:
              Australasia                                   38,984,766           40,649,874         25,029,170
              Europe                                         3,469,824            4,500,221          3,281,435
              North America                                    742,142              332,968            214,272
              Other                                            921,770              509,986            112,637
                                                  --------------------   ------------------  -----------------
                                                            44,118,502           45,993,049         28,637,514
                                                  ====================   ==================  =================

Income (loss) from operations:

              Australasia                                    8,349,647           10,687,595         (6,308,043)
              Europe                                          (124,231)            (112,191)             3,894
              North America                                 (1,317,008)          (2,544,841)        (5,239,484)
              Other                                            105,137             (211,531)           (72,588)
                                                  --------------------   ------------------  -----------------
                                                             7,013,545            7,819,032        (11,616,221)
                                                  ====================   ==================  =================

Impairment of long-lived assets:
              Australasia                                            -                    -            183,086
              Europe                                                 -                    -            738,142
              North America                                          -                    -            777,410
              Other                                                  -                    -                  -
                                                  --------------------   ------------------  -----------------
                                                                     -                    -          1,698,638
                                                  ====================   ==================  =================

Depreciation and amortization of capital assets:

              Australasia                                      164,642              737,705          1,453,883
              Europe                                            11,434               18,368             19,963
              North America                                      5,759               27,696                  -
              Other                                                  -                    -                  -
                                                  --------------------   ------------------  -----------------
                                                               181,835              783,769          1,473,846
                                                  ====================   ==================  =================

Amortization of intangible assets:
              Australasia                                      447,135              920,234          1,199,789
              Europe                                            43,854               43,854             40,199
              North America                                     46,180               46,180             42,331
              Other                                              2,985               30,123             52,996
                                                  --------------------   ------------------  -----------------
                                                               540,154            1,040,391          1,335,315
                                                  ====================   ==================  =================

Capital expenditure:
              Australasia                                      572,116            1,392,121          3,267,442
              Europe                                            42,305               28,961              5,408
              North America                                     26,897                    -             14,571
              Other                                                  -                3,323                  0
                                                  --------------------   ------------------  -----------------
                                                               641,318            1,424,405          3,287,421
                                                  ====================   ==================  =================

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------  -----------------
Identifiable assets:                                                             43,799,762         39,425,198
              Australasia                                                         1,473,681            897,331
              Europe                                                                797,064            333,063
              North America                                                       2,430,673             83,891
                                                                         ------------------  -----------------
              Other                                                              48,501,180         40,739,483
                                                                                  2,976,240          1,394,134
                                                                         ------------------  -----------------
              Corporate assets                                                   51,477,420         42,133,617
                                                                         ==================  =================

Identifiable assets are those assets that are identified with the operation in each geographic area. Corporate assets are principally cash and short-term deposits.

NOTE 15: INCOME TAX

The actual income tax expense/(benefit) attributable to net income differed from the amounts computed by applying local federal tax rates to income before taxes as a result of the following:

                                                                      Year Ended June 30,
                                                  ------------------------------------------------------------
                                                          1998                  1999               2000
                                                  --------------------   ------------------  -----------------
Expected income tax expense / (benefit) at
statutory rates                                              2,657,809            2,448,691         (4,058,016)
Tax effect of permanent and other differences:
          (Over)/under provision for income tax
          in prior years                                        (5,622)              16,195            (43,180)
          Writeback/(deduction) allocated from
          investment in Partnership                           (600,609)             553,111           (550,302)
         Non-deductible expenses and other items
                                                                69,264              246,729            459,276
         Non-assessable income and other items
                                                              (198,812)            (107,694)          (677,195)
         Amortization of goodwill                              189,054              383,774            591,069
         Impairment of goodwill                                                                        530,443
                                                                     -                    -
         Impact of change in future tax rates
                                                                     -                    -            120,829
         Valuation allowance                                                                         2,386,651
                                                                     -                    -
                                                  --------------------   ------------------  -----------------
                                                             2,111,084            3,540,806         (1,240,425)
                                                  ====================   ==================  =================

The tax expense/(benefit) is split between:
        Current                                              2,578,343            3,581,713            291,788
        Deferred                                              (467,259)             (40,907)        (1,532,213)
                                                  ---------------------  ------------------- ------------------
                                                             2,111,084            3,540,806         (1,240,425)
                                                  =====================  =================== ==================

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------  ------------------
Deferred tax assets are comprised of timing
differences on:
       Provisions not currently deductible
        for tax purposes for:
                  Doubtful accounts                                                  18,576            176,552
                  Warranty                                                          122,248            166,012
                  Employee entitlements                                             283,397            300,588

                  Security call - out                                               136,601             90,520
                  Stock obsolescence                                                106,528            227,973
                  Other                                                              59,962            316,317
        Sundry accruals                                                              28,203            (50,439)
        Investment in partnership                                                  (579,209)                 -
        Capitalized monitoring costs                                               (241,430)          (627,113)
        Tax losses carried forward                                                1,192,295          4,379,409
        Prepayments                                                                 (69,612)           (18,501)
        Valuation allowance                                                               -         (2,371,547)
                                                                         ------------------  -----------------
Net deferred tax assets                                                           1,057,559          2,589,771
                                                                         ==================  =================

As of June 30, 2000, the tax assets derived from net operating loss carry forwards (NOLs) consist of NOL tax assets with expiration dates as follows:

       2005                                           210,827
       2007                                             5,937
       2013                                            54,092
       2019                                           698,281
       2020                                         1,117,125
       No Expiration                                2,293,147
                                      ------------------------
                                                    4,379,409
                                      ========================


Realisation of deferred tax assets associated with NOL and credit carry forwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them of $2,371,547 as of June 30, 2000. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

NOTE 16: RELATED PARTY TRANSACTIONS

Interest has been charged on all amounts due to or payable from all related parties.

FAI General Insurance Company Limited, a subsidiary of FAI Insurances Ltd, leases office space to FAI Home Security Pty Limited at a commercial rate.

In addition to the loans due to/from a Director and an employee as explained in
Note 5 and the secured note with a Director as disclosed in Note 6, the following amounts were due to/from related parties as of June 30, 1999 and 2000.

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------  -----------------
Amounts due from related parties:
       Current assets:
       FAI Home Distributors Pty Limited (1)                                        217,516
                                                                                                       869,800

       Less: Allowance for doubtful accounts                                              -           (869,800)
                                                                         ------------------  -----------------
                                                                                    217,516                  -
                                                                         ==================  =================

       FAI Finance Corporation Pty Limited (2)                                            -            614,581

(1) In December 1998, the FAI Home Security Distributors Association, an association formed by the Company's distributors in Australia, reorganized into FAI Home Distributors Pty Ltd. (collectively, the "Association"). The purpose of the Association is to collect and utilize funds received from the Company's Distributors to develop the business of the Company in Australia and New Zealand, i.e. to identify target sales areas, train the sales force, organize conventions of distributors and the sales force, etc. Although the Association's prime source of funds is from the distributors, the Company, through its Australian subsidiary, also advances funds to the Association to pay for certain promotional activities which funds are then repaid to the Company over time.

On June 23, 1999, due to the continued working capital deficit, Mr. Whitaker, the Company's Chief Financial Officer, took ownership and became, the sole director of the Association, previously owned and operated by the Company's distributor network. Mr. Whitaker receives no remuneration from the Association. At June 30, 2000, the Association owed the Company $869,800 as a result of working capital advances. Due to the uncertainty of the recoverability of the advanced funds the Company fully provided for these amounts as at June 30, 2000.

In December 1998, prior to the appointment of Mr. Whitaker as sole director and shareholder of the Association, the Association, with the unanimous consent of the Company's distributors in Australia, agreed to pay the Company for the distributors' bad debts accumulated by the Company for inventory advances made to individual distributors from time to time (the "Company Receivable"). At the same time, in consideration for Mr. Cooper guaranteeing the repayment of the Company Receivable and any future bad debts, the Association, with the unanimous consent of the Company's distributors in Australia, agreed to pay Mr. Cooper either $21,464 per month or $41.57 per unit sold per month towards repayment of $1,208,401 in debt accumulated by Mr. Cooper in developing the business prior to the Company's initial public offering (the "Cooper Receivable"), which debt was not acquired by FAI Insurances with the International Assets in 1997.

The Company Receivable is repayable by the Association at the rate of $4,896 until paid in full. The Association has also agreed to repay the Company for any future bad debts of the distributors within one year of demand by the Company. In addition, Mr. Cooper has agreed to guarantee all payments due by the Association to the Company.

The enforceability of the obligation of the Association to repay these debts and the enforceability of the guarantee provided by Mr. Cooper is currently subject to a detailed review by the Company's legal advisers. No amounts are recoverable under the guarantee provided by Mr. Cooper until 21 July 2001.

During the year the Company has provided additional working capital to FAI Home Distributors Pty Limited to finance the provision of training and motivational activities for its Distribution Network. Furthermore, FAI Home Distributors Pty Limited has required funds in relation to legal actions initiated on behalf of the Distribution Network to protect the copyright of marketing materials and to enforce restraint obligations against Distributors offices that have closed or sought to compete contrary to there contractual obligations. The additional working capital is an unsecured loan to be repaid from future contributions provided by members of approximately $40 per unit sold.

As a result of the reduction in units sales, the working capital needs of FAI Home Distributors Pty Limited has been fully funded by the Company. The Company has given notice under the guarantee provided by FAI Home Distributors Pty Limited to recover $1.3 million in bad debts relating to receivables owing by Distributor's offices that have closed. The Company is seeking to recover these bad debts after the 365 day notice period which is due to occur July 21, 2000. The Company is seeking legal advice as to its ability to recover these debts in the event, in the event FAI Home Distributors and Brad Cooper is unable to meet its obligations.

In February 1999, Mr. Cooper and FAI Finance Corporation Pty Limited ("FFC"), the Company's 50%-owned subsidiary, entered into a transaction whereby FFC purchased $515,137 of the Cooper Receivable (the "Factoring Transaction") from Mr. Cooper for $334,474. As part of the Factoring Transaction, the Association entered into an agreement to pay FFC $515,137, bearing interest at a rate of 14.5% per annum, in twenty-four monthly installments of $21,464. The balance remaining due to FFC from the Association June 30, 2000 was $193,177. In addition, as part of the Factoring Transaction, (i) the Association gave FFC the right to first priority on all contributions and payments received by the Association, including moneys advanced from the Company for promotional activities to the Association, (ii) Mr. Cooper secured the Association's payments to FFC with personal assets, and (iii) Mr. Cooper agreed to indemnify FFC for any losses which might arise as a result of any non-payment or insolvency of Home Distributors or any dispute between the parties.

On April 12, 2000 FFC agreed to extend the Factoring Transaction of February 1999 to the remaining $693,264 debt owed by the Association to Mr. Cooper. The payments are to commence at the completion of the initial Factoring Transaction being March 2001.

(2) The loan to FAI Finance Corporation Pty Limited represents the sub-ordinated loan relating to the Receivables Purchase Agreement. Refer to Note 17 for further details on the terms and conditions of the sub-ordinated loan.

                                                             June 30,
                                                         1999        2000
                                                       ---------   ---------
Amounts due to related party:
    Current liabilities:
        FAI Insurances Limited (1)                     1,313,400   3,861,290
        Integral Investments Limited (2)               8,394,024           -
        FAI Finance Corporation Pty Limited (3)                -   1,154,022
    Non-current liabilities:
        FAI Insurances Limited (1)                     3,447,675   3,659,703
        FAI Finance Corporation Pty Limited (3)                -   3,619,976

FAI Insurances Limited and FAI Finance Corporation Pty Limited are both wholly owned subsidiaries of HIH Insurances Limited.

(1) The loans from FAI Insurances Limited relate to the acquisition and sale of FFC (refer to Note 11 for further details on the terms and conditions of this loan) and a $3,012,500 million short term loan, granted on May 29, 2000, bearing interest at 7.75% per annum, with principal and accrued interest payable in a bullet on February 28, 2001. The $3,012,500 short term loan is guaranteed by a security interest in Ness.

(2) The above loan from Integral Investments Limited relate to the Ness Transaction. Refer to Note 19 for further details on the term and conditions of the loan. The loan was fully paid on April 26, 2000.

(3) The above loans from FAI Finance Corporation Pty Limited relate to the Receivables Purchase Agreement. Refer to Note 17 for further details on the terms and conditions of the Receivables Purchase Agreement.

                                                                           Year Ended June 30,
                                                       ------------------------------------------------------------
                                                               1998                  1999               2000
                                                       --------------------   ------------------  -----------------
Net income is stated after the following expenses
arising from transactions with related parties:

      Non exclusive database license fee paid by
      FAI Insurances Limited to:
           FAI Home Security Pty Limited                            338,362                    -                  -
           FAI Home Security (ENZED) Limited                         72,207                    -                  -


      Interest on loans paid to:
           FAI Insurances Limited                                   216,629              377,071            421,176
           FAI Finance Corporation Pty Limited                            -                    -            248,684

      Interest on loans received from:
           FAI Home Security Holdings Pty Limited                    26,679                    -                  -

      Office rentals paid to:
           FAI General Insurance Company Limited                    207,870              204,110            153,740

NOTE 17: RECEIVABLES PURCHASE AGREEMENT

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

Under the RPA, the Company must maintain a sub-ordinated loan with FFC equal to 15% of the outstanding receivable sold. The sub-ordinated loan as at June 30, 2000 was $614,581. This is classified as a non-current receivable on the balance sheet as the majority of the underlying debt is non-current.

The Company has not recognized the receivables sold under the agreement as a sale for financial reporting purposes. The sales proceeds received from FFC have been recognized as secured borrowings, and interest and line fees under the FFC facility have been recognized as interest expense. Under the agreement the Company pays interest to FFC at 12.5% per annum on the used portion of the facility plus a line fee of 2.0%. As at June 30, 2000 the limit of the facility provided by FFC was $4,518,750 of which $4,159,418 was drawn.

NOTE 18: STOCK OPTION PLANS

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

The Company has issued a total of 812,500 options under the 1997 Stock Option Plan, 710,000 at an exercise price of $10.00 per share and 102,500 at an exercise price of $5.00 per share. Options with an exercise price of $10.00 were issued as follows; 250,000 to Mr. Cooper, 90,000 to Mr. Youngman, 80,000 to Mr. Whitaker and 40,000 to Ms.

Hilbert, granted on July 15, 1997 and 165,000 to Mr. Appleby and 85,000 to Mr. Knowles, granted on April 8, 1998. Each of these Options with an exercise price of $10.00 per share vests in annual 20% increments over a five year period, with the first 20% vested and exercisable on the first anniversary of the grant date, except that the 40,000 Options granted to Ms. Hilbert have vested and the 85,000 Options granted to Mr. Appleby, and 55,000 Options granted to Mr. Knowles, will vest in increments upon the Company achieving certain unit sales numbers outside of Australia and New Zealand prior to October 31, 2003.

The 102,500 options issued with an exercise price of $5.00 were issued on December 6, 1999 to non-executive employees. Each of these options vested 25% on December 6, 1999 and then in 25% increments over a three year period, except that 20,000 will vest upon the Company achieving certain set performance goals prior to December 9, 2009.

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

Commencing with the first annual meeting of the shareholders following the IPO, all non-employee directors continuing to serve as such will receive, on the day following each annual meeting, options to purchase an additional 2,500 shares of Common Stock at an exercise price equivalent to the market price of the stock on the date of such grant. All such grants will be Non-Statutory Options. To date, an additional 15,000 shares of Common Stock, 7,500 at $10.6875 per share and 7,500 at $2.1875 per share, were granted to the Company's non-employee directors on the day following the February 17, 1999 and the December 6, 1999 annual meeting, respectively.

The Options granted under the 1997 Non-Employee Director Stock Option Plan are exercisable beginning six months from the date of grant and expire on the tenth anniversary of such date.

NOTE 19: NESS TRANSACTION

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

                                                                                        June 30,
                                                                                1999               2000
                                                                         ------------------  -----------------
Pro forma net sales                                                                  49,540             48,545
Pro forma income from operations                                                     10,151              8,576
Pro forma net income                                                                  6,692              4,314
Pro forma net income per common share
      Basic earnings per share                                                         1.15               0.74
      Diluted earnings per share                                                       1.13               0.74
Pro forma weighted average number of shares outstanding
      Basic                                                                           5,828              5,828
      Diluted                                                                         5,916              5,832

Subsequent to June 30, 2000 the Company agreed to sell 49% of Ness to HIH Insurances for $AUD17.5 million. The proceeds of the sale will be used to retire short-term debt and long term debt of $AUD13 million and to provide liquidity for operating activities.

NOTE 20: BANK OVERDRAFT

As of June 30, 2000 and June 30, 1999, the Company had $92,477 and $451,562, respectively, undrawn on its $602,500 credit facility with Westpac Banking Corporation. The credit facility bears interest at 9.75 percent per annum.

NOTE 21: NESS SALE--SUBSEQUENT EVENT

The Company has entered into an agreement to sell 49% of its shareholding in Ness Security Products for cash consideration of $AUD17.5m to HIH Insurances. From the sale proceeds the Company has agreed to repay $AUD13 million to HIH Insurances in relation to the FAI Note and short term finance provided by HIH with the balance of $AUD4.5 million to be paid in cash. Furthermore, HIH has agreed to provide additional loan funds of $AUD2.5 million by June 30, 2001.

The Company believes the $AUD4.5 million cash raised in the Ness Sale and the additional availability of loan funds of $AUD2.5 million will provide the Company with sufficient liquidity to fund the cash flow deficit from operating activities that the Company expects in the first three quarters of Fiscal 2001. The Company expects its business plan to produce positive cash flow from operations in the last quarter of Fiscal 2001, provided sales targets are achieved.

NOTE 22: NEW BUSINESS MODEL--SUBSEQUENT EVENT

The Company has prepared a business plan which the Company believes will produce positive cash flows from its operating activities. The business model takes the following approach:

1.  Reduction in General and Administrative Expenses

    The Company during July and August 2000 made 33 staff reductions as part of cost control initiatives, reducing the total employees from 279 to 246. The Company intends to further reduce the total employees of the Company in the six months to December 2000 through both natural attrition and redundancies. The expenses associated with both marketing and service have been reviewed and through the use of technology these expenses are expected to be reduce.

    The management structure of the group will be revised and appropriate cost reductions made in relation to the number of officers and executives required for the Company's operating activities.

2.  Closure of unprofitable operations or markets within the Company

    The Company is currently undertaking a review of each segment of its operating activities and identifying markets or products that remain unprofitable and/or are unlikely to produce positive cash flow from operations in the next 12 months. These markets or products will be either closed, put on hold until the group can sustain the development costs of the market or product or restructured to produce immediate positive cash flow contributions to the Company.

3.  Increase Unit Sales

a)  Recruitment

The Company intends in the three months from October 2000 to January 2001 to launch a major campaign in all its remaining markets to recruit an increased number of independent sales agents to significantly increase its sales force.

b)  Centers of Excellence

The Company further intends to establish a number of centers of excellence or training facilities operated by the Distributor Network or by the Company itself, whereby each individual distributor office and independent sales agents can be retrained on an ongoing and regular basis. The Company intends to focus its resources on establishing these centers of excellence as hubs for motivation and training which will reduce the Company's costs associated with sales staff attending individual offices on a regular basis.

c)  Revised Distributor Program

On September 1, 2000 the Company launched, a revised Distributor Program whereby individuals within the sales hierarchy can be redefined within the hierarchy upon the failure to achieve pre-determined sales levels. This reduction in status within the network has been implemented to provide all levels of the sales hierarchy the opportunity of re-training upon the non-achievement of pre-determined Company benchmarks.

The Company expects the requirement to reach pre-determined sales levels on a monthly basis to remain, to ensure that each Distributor office has sufficient motivation and training to continue to produce unit sales levels required by the Company and more importantly result in a more financially viable Distribution Network.

4.  Increased Margins

The Company intends to revise the gross margin in all its products and markets. Increased margins can be achieved in three areas.

a) Reduction in Product Costs,
b) Reduction in Costs associated with providing monitoring services to its customers, and
c) Reduction in Distributor commissions associated with the installation and connection of monitoring.

The Company intends to pursue all outcomes to produce improved margins to the group.

5.  Reduction in Finance Costs

The Ness Sale will result in a reduction in the finance cost associated with the FFC Note and the Company's other short term debt funding. The Company will seek to reduce all finance costs associated with rollout of its monitoring plan.

6.  Going Concern

There is substantial uncertainty about the Company's ability to continue as a going concern. To continue as a going concern it must achieve the improvements in operating performance outlined in points 1-5 above. The achievement of this improvement in operating performance is uncertain. Management believes that the cash received from the 49% sale of the Ness manufacturing operation, subsequent to June 30, 2000 (see note 21), along with the implementation of the new business model, will be sufficient to achieve the improvement in operating performance required for the Company to continue as a going concern.

NOTE 23: LEGAL PROCEEDINGS

     A class action lawsuit has been filed against the Company in the Victorian registry of the Federal Court of Australia alleging violations of the Australian Trade Practice Act by authorized Distributors of the Company. The class action alleges that misrepresentations were made by salespersons when selling SecurityGuard alarm systems from July 9, 1993 to present to customers who used FFC to finance their purchases. This litigation is in its very preliminary stages and no discovery has been undertaken, and therefore, the Company cannot quantify its ultimate liability, if any, for the payment of damages in this lawsuit. Notwithstanding the foregoing, the Company believes that the allegations in the lawsuit do not provide a basis for the recovery of damages because the Company believes that the materials provided by the Company to its Distributors and its sales force did not violate the Australian Trade Practice Act. The Company intends to aggressively defend this lawsuit. In the event the Company is not successful in defending this lawsuit, the outcome could have a material adverse effect on the financial condition and results of operation of the Company.

     On September 17, 2000, a former distributor in the Company's Belgium market initiated legal proceedings in the Belgium courts seeking compensation in relation to representations made by the Company to the distributor and the validity of product approvals. This action seeks to recover approximately $200,000 from the Company. The Company intends to aggressively defend this action.

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

                                      Home Security International, Inc.
                                           (Registrant)

                                      By:  /s/   Bradley D. Cooper
                                          ------------------------
                                               Bradley D. Cooper
                                            Chief Executive Officer
                                         (Principal Executive Officer)

Date: September 29, 2000

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

                     Signature                                     Title                               Date
              /s/   Bradley D. Cooper                         Chief Executive                   September 29, 2000
-----------------------------------------------
            Bradley D. Cooper Officer                      (Principal Executive
                                                                 Officer)

               /s/    Mark Whitaker                     Executive Vice President of             September 29, 2000
-----------------------------------------------
                   Mark Whitaker                     Finance and Treasurer (Principal
                                                         Financial and Accounting
                                                                 Officer)

                /s/   Rodney Adler                               Chairman                       September 29, 2000
-----------------------------------------------
                   Rodney Adler

                 /s/   Paul Brown                                Director                       September 29, 2000
-----------------------------------------------
                    Paul Brown

              /s/   Steve Rabinovici                             Director                       September 29, 2000
-----------------------------------------------
                 Steve Rabinovici

                /s/   Harry Singer                               Director                       September 29, 2000
-----------------------------------------------
                   Harry Singer