Form 10-K/A
period 2000-06-30
HOME SECURITY INTERNATIONAL INC
filed 2000-10-30
CIK 1038262

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

                        Commission file number: 1-14502

                       HOME SECURITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                         98-0169495
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


             Level 7, 77 Pacific Highway, North Sydney, NSW, 2060
                   (Address of principal executive offices)

                             (011) (612) 9936-2424
             (Registrant's telephone number, including area code)

             ------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                             Names of each exchange
           Title of Each Class                 on which registered
           -------------------               ----------------------
                None                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value

             ------------------------------------------------------

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                             PURPOSE OF AMENDMENT

The registrant has determined to furnish the information required in Part III of its Annual Report on Form 10-K for the fiscal year ended June 30, 2000 rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The registrant hereby amends Part III of the Annual Report on Form 10-K as follows to include the information required by Part III.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers, as of June 30, 2000, are as follows:

                  Name                       Age                          Position
                  ----                       ---                          --------
Bradley D Cooper.........................    40      Chairman of the Board of Directors and
                                                       Chief Executive Officer

Christopher MacDonnell...................    36      Chief Operating Officer

Terrence J. Youngman.....................    45      President

Robert D. Appleby........................    49      Executive Vice President of International Business
                                                       Development

Mark Whitaker............................    33      Chief Financial Officer, Treasurer, Executive Vice
                                                       President of Finance


     Mr. Bradley D. Cooper is the founder of the predecessor of the Company and has been the Company's and its predecessor's Chief Executive Officer since its inception in 1985. Mr. Cooper became Chairman of the Board of the Company on May 1, 1997 and served in such capacity until March 4, 2000. Mr. Cooper is also Vice President of the Collingwood Football Club, Chairman of the Customer Service Institute of Australia, Director of the Elizabethan Theatre Trust, Chairman of Vision Publishing Pty Ltd, a business publishing and conference company, Chairman of Brad Cooper's Mentor Club, and Co-founder and Chairman of the Kindness Foundation, an organization which launched National Kindness Week in Australia during 1999.

     Mr. Christopher MacDonnell is the Chief Operating Officer and is responsible for management of all senior departmental managers and overall Company operations, a position he has held since February 2000. Previous to his current position Mr. MacDonnell was a partner of Ferrier Hodgson (NSW), a firm of chartered accountants, specializing in insolvency and corporate reconstruction from May 1999 to February 2000 and from 1995 to March 1999, he was Manager Special Projects of FAI Insurances Limited.

     Mr. Terrence J. Youngman is the President of the Company and is responsible for management of all senior departmental managers and overall Company operations, a position he has held since 1996. Mr. Youngman has been employed by the Company since 1992, serving as General Manager from 1995 to 1996 and Finance Administration Manager from 1992 to 1995. In 1991 and 1992, Mr. Youngman served as a Finance Accountant for Furniture Australia (BTS Subsidiaries).

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


            Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's Directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, Directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such reports furnished to the Company and written representations from the executive officers and Directors of the Company, the Company believes that none of the Company's Directors, executive officers, and persons who own more than 10% of the Company's were delinquent in their Section 16(a) filing requirements during fiscal 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation paid to the Company's Chief Executive Officer and to each of the Company's other three most highly compensated executive officers who received at least $100,000 in salary and bonus during the last fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE



                                                                                           Long Term
                                                                                         Compensation
                                                             Annual Compensation            Awards
                                                       --------------------------------  -------------
                                                                                           Securities
                                                                                           Underlying
                                                                                              Stock         All Other
             Name and Principal Position                Year      Salary       Bonus       Options(#)     Compensation
-----------------------------------------------------  -------  -----------  ----------  -------------  ---------------

Bradley D. Cooper                                         2000     $700,000          --            --                --
 President of Sales                                       1999     $700,000    $478,521            --                --
                                                          1998     $700,000    $575,458       250,000                --

Robert D. Appleby                                         2000     $239,526          --            --                --
 Executive Vice President of International                1999     $536,746          --            --                --
 Business Development                                     1998     $652,586    $341,052       165,000                --

                                ________________


                             EMPLOYMENT AGREEMENTS

Bradley D. Cooper

     In July, 1997 the Company entered into a three-year employment agreement with Mr. Cooper who receives a base salary of $700,000 per year. Mr. Cooper is entitled to a bonus equivalent to 10% of the Company's Net Profit After Tax ("NPAT"). Mr. Cooper did not receive a bonus for fiscal year 2000 as the company was not profitable in that year and the Company did not issue to him any stock options. Mr. Cooper bears all expenses associated with his employment including rent and administrative support. Mr. Cooper is reimbursed reasonable travel and other business expenses at the discretin of the board of directors. These reimbursements totaled $154,000 in fiscal 2000.

Robert D. Appleby

     In July, 1997 the Company entered into a three-year employment agreement with Mr. Appleby who does not receive a base salary, but instead is remunerated on a commission basis only. Mr. Appleby is paid a commission, in Australian dollars, of $16 per sale of "SecurityGuard" product in all the company's markets (provided the product has not been returned, and no refund of the purchase price has been made). In fiscal year ended June 30, 2000, Mr. Appleby received remuneration based upon units sold of $239,526, a decrease of 55% from the fiscal year ended June 30, 1999. The decrease in the total dollar amount of Mr. Appleby's remuneration reflects both the decrease in unit sales growth of 49% from fiscal 1999 to fiscal 2000, from 54,801 units to 27,402 units and the decline in the conversion rate of the Australian dollar compared to the United States dollar from 0.62711 at June 30, 1999 to 0.59712 at June 30, 2000. For fiscal year ended June 30, 2000, Mr. Appleby was not eligible for and did not receive a bonus and the Company did not issue to him any stock options.

Terrence J. Youngman

     In July, 1997 the Company entered into a three-year employment agreement with Mr. Youngman who receives an annual salary of $125,000 (US$74,640) Australian dollars and the use of a fully maintained motor vehicle which the Company leases for Mr. Youngman. For fiscal year ended June 30, 2000,
Mr. Youngman was not eligible for and did not receive a bonus and the Company did not issue to him any stock options.


                           LONG-TERM INCENTIVE PLAN

     The Company does business in a direct selling environment whereby sales executives are traditionally compensated on a commission only basis and operational executives are compensated at a competitive level of compensation to attract and retain talented management. The Company's success in such an environment depends, in a large part, on its ability to retain its key sales and marketing executives. The Company must provide sales executives with long and short-term incentives to maximize the unit sales growth of the Company, which ultimately maximizes corporate performance. The rewards to key sales executives must be appropriate within the Company's hierarchical sales distribution network structure to retain such key executives.

     Therefore, compensation paid to key sales executives must be of a level to ensure that it exceeds the performance based commission structures paid to independent distributors in the field. By achieving this objective the Company retains key sales executives of the highest quality, maximizing shareholder value.

     As a result, the Compensation Committee's policies are designed to:

     . Reward senior executives for corporate performance by linking a substantial portion of total compensation to the achievement of measurable performance objectives;

     . Align the interests of senior executives with the stockholders in order to maximize stockholder value; and

     . Utilize short and long term compensation, as it is critical in attracting and retaining executives.

     Based upon the philosophy indicated above the four primary components of executive compensation are base salary, commissions, bonuses and stock options. To achieve these objectives, the Compensation Committee has developed compensation packages for senior executives utilizing all four components of executive compensation.

     There are 1,150,000 shares of common stock of the Company reserved for issuance under the 1997 Stock Option Plan of which the Company has issued 767,500 shares. Of the 767,500 shares, 710,000 shares are currently subject to issued and outstanding options granted by the Compensation Committee at an exercise price of $10.00, including 250,000 shares subject to options granted to Mr. Cooper, 165,000 shares subject to options granted to Mr. Appleby, 90,000 shares subject to options granted to Mr. Youngman and 80,000 shares subject to options granted to Mr. Whitaker. These options vest in annual 20% increments over a five year period from the grant date, except options to purchase 85,000 shares granted to Mr. Appleby which will vest on October 31, 2003, or earlier in increments upon the Company achieving certain sales numbers outside Australia and New Zealand prior to October 31, 2003.

                                    OPTIONS

                       OPTION GRANTS IN LAST FISCAL YEAR

    No options were granted to the Named Executive Officers in fiscal year 2000.

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to each of the Named Executive Officers concerning the exercise of options to purchase common stock during the fiscal year ended June 30, 2000, as well as unexercised options to purchase common stock held as of the end of such fiscal year.

                                                                         Number of
                                                                   Securities Underlying            Value of Unexercised
                                 Shares                        Unexercised Options at Fiscal      In-the-Money Options at
                                Acquired          Value                Year End (#)                   Fiscal Year End
           Name             on Exercise (#)    Realized ($)      Exercisable/Unexercisable      Exercisable/Unexercisable(1)
--------------------------  ----------------  --------------   -----------------------------    ----------------------------

Bradley D. Cooper                    --              --                150,000/100,000(2)                     --/--
Robert D. Appleby                    --              --                 32,000/133,000(3)                     --/--
Terrence J. Youngman                 --              --                             --                        --/--
Christopher MacDonnell               --              --                             --                        --/--

______________

(1) Based on the difference between the stock price at June 30, 2000, $1.25, and the exercise price of the options, $10.00, multiplied by the number of exercisable and unexercisable in-the-money options, respectively.

(2) These options become exercisable in annual 20% increments over a five year period from the date of grant.

(3) Of the options granted to Mr. Appleby, options to purchase 80,000 shares, become exercisable in annual 20% increments over a five year period from the date of grant. The remaining options to purchase 85,000 shares, granted to Mr. Appleby, become exercisable on October 31, 2003, or earlier in increments upon the Company achieving certain sales numbers outside Australia and New Zealand prior to October 31, 2003.

                               BOARD OF DIRECTORS

TERMS

    The Board of Directors of the Company is divided into three classes of directors serving staggered three-year terms.

    Class I Directors. The following person serves as a Class I directors with his term expiring at the annual meeting to be held following June 30, 2001:
Steven Rabinovici.

    Class II Directors. The following persons serve as Class II directors with their terms expiring at the annual meeting to be held following June 30, 2002:
Rodney Adler and Harry Singer.

    Class III Directors. The following persons serve as Class III directors with their terms expiring at the annual meeting to be held following June 30, 2000:
Bradley D. Cooper and Paul Brown.

DIRECTOR COMMITTEES

    The Board of Directors has established an Audit Committee and a Compensation Committee.

    The Audit Committee's functions are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope and the fees of the prospective annual audit and to review the results thereof with the Company's independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, and to review management's procedures and policies relative to the adequacy of the Company's internal accounting controls. Paul Brown and Steven Rabinovici currently serve on the Audit Committee.

     The Compensation Committee's functions are to review and approve annual salaries and bonuses for all executive officers, to review, approve and recommend to the Board the terms and conditions of all employee benefit plans or changes thereto and to administer the Corporation's various stock option plans. Steven Rabinovici and Harry Singer currently serve on the Compensation Committee.

     The Company does not have a Nominating Committee or an Executive Committee.


                           REMUNERATION OF DIRECTORS

     Non-employee directors receive annual compensation of $10,000 and are reimbursed for out-of-pocket expenses incurred in attending each committee or board meeting. Pursuant to the 1997 Non-Employee Director Stock Option Plan, options to purchase 20,000 shares of Common Stock at an exercise price of $10.00 per share, options to purchase 7,500 shares of Common Stock at an exercise price of $10.6975 per share, and options to purchase 7,500 shares of Common Stock at an exercise price of $2.1875 per share have been granted to date to the Company's non-employee directors. On the day after each Annual Meeting of Stockholders each non-employee director will be granted options to purchase 2,500 shares of Common Stock at an exercise price equal to the closing market price on the date of such grant. All such options become exercisable six months after the effective date of grant of said options and expire on the tenth anniversary of such date. The shares underlying the 1997 Non-Employee Director Stock Option Plan have been registered on Form S-8.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 11, 2000, the beneficial ownership of equity securities of the Company of each of the directors and each of the executive officers of the Company listed in the Summary Compensation Table below, and of all directors and executive officers of the Company as a group.

                                                                                        Beneficial Ownership (1)
                                                                                       ---------------------------
                                                                                         Number of
                                                                                          Shares        Percent
                                                                                       -------------  ------------
Executive Officers and Directors (2)
  Bradley D. Cooper (3)..............................................................        400,000          6.9%
  Robert D. Appleby (4)..............................................................         32,000            *
  Mark Whitaker (5)..................................................................         52,420            *
  Steven Rabinovici (6)..............................................................         10,000            *
  Paul Brown (7).....................................................................      1,265,000         21.7
  Christopher MacDonnell.............................................................             --           --
  Rodney Adler (8)...................................................................        600,000         10.3
  Terrence Youngman (9)..............................................................         59,875          1.0
  Harry Singer (10)..................................................................          2,500            *
  All executive officers and directors                                                                       39.9
    as a group (8 persons) (11)......................................................      2,421,795

Five Percent Shareholders
  FAI Home Security Holdings Pty Ltd. (12)...........................................      2,730,000         46.8
    Level 7, 77 Pacific Highway
    North Sydney, NSW 2060 Australia

  RS Investment Management Co. LLC (13)..............................................        767,100         13.2
    388 Market Street, Suite 200
    San Francisco, CA 94111

_________

*    Less than one percent

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting power and sole investment power with respect to all the shares reflected in this table.

(2) The address for each of the executive officers and directors is c/o Home Security International, Inc., Level 7, 77 Pacific Highway, North Sydney, NSW 2060, Australia.

(3) Represents 250,000 shares owned by Mr. Cooper and 150,000 shares issuable upon the exercise of options which are currently exercisable.

(4) Represents shares issuable upon the exercise of options which are currently exercisable.

(5) Represents 4,420 shares owned by Mr. Whitaker and 48,000 shares issuable upon the exercise of options which are currently exercisable.

(6) Represents 10,000 shares issuable upon the exercise of options which are currently exercisable. Does not include 10,000 shares held in a custodial account for Mr. Rabinovici's adult son, of which Mr. Rabinovici is the custodian.

(7) Includes 400,000 shares issued to International Home Security Investments Limited pursuant to the Ness Transaction, as defined below, of which Paul Brown is the sole beneficial owner, and 360,000 shares issuable upon the exercise of the warrants issued to International Home Security Investments Limited pursuant to the Ness Transaction, 400,000 shares issuable upon exercise of additional warrants issued to International Home Security Investments Limited pursuant to the Ness Note, 5,000 shares issuable upon the exercise of options issued to Mr. Brown under the Company's 1997 Non-Employee Director Stock Option Plan, all of which are currently exercisable and 100,000 shares purchased by Mr. Brown in May of 2000 in a privately negotiated transaction which cleared on the open market. (See "Certain Transactions--Transactions with Integrated Investments Limited and Paul Brown").

(8) Includes 600,000 shares purchased by Mr. Adler in May of 2000 in a privately negotiated transaction which cleared on the open market.

(9) Represents 5,500 shares owned by Mr. Youngman and 375 shares owned by Glowross Pty. Limited of which Mr. Youngman is a beneficial owner and 54,000 shares issuable upon the exercise of options which are currently exercisable.

(10) Represents shares issuable upon the exercise of options which are currently exercisable.

(11) Includes 1,360,295 shares owned, 760,000 shares issuable upon the exercise of the warrants held by International Home Security Investments Limited and 301,500 shares issuable upon the exercise of options which are currently or deemed exercisable.

(12) A wholly owned subsidiary of FAI Insurances Limited which is a wholly owned subsidiary of HIH Insurance Limited. Based on information reported on
     Schedule 13D, filed November 5, 1999, by HIH Insurance Limited.

(13) Includes 625,100 shares held of record by The RS Orphan Fund, L.P. ("Orphan"), of which RS Value Group LLC. ("Value") is the General Partner. RS Investment Management, L.P. ("Investment") is the Manager of Value. RS Investment Management Co. LLC ("Management Co.") is the General Partner of Investment. Each of Management, Investment and Value share investment and voting power over the 767,100 shares. Based on information reported on
     Schedule 13G, Amendment No. 3, filed on February 10, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Bradley D. Cooper

     In 1990, FAI Insurances Limited and certain of its subsidiaries ("FAI Insurances") acquired 50% of the stock of the Company from Bradley D. Cooper. On September 5, 1994 and June 1, 1995 FAI Insurances acquired from Mr. Cooper an additional 4.18% and 5.98% of the Company, respectively, for approximately $2,552,000. On June 1, 1995, FAI Insurances acquired from Mr. Cooper the remaining 39.84% of the Company which it did not already own for a purchase price of approximately $6,280,800 payable over 49 months (subject to downward adjustment in the event certain Earnings Before Interest and Taxes ("EBIT") targets were not achieved). By May 1997, the purchase price was paid in full by FAI Insurances. As a result of these transactions, the Company became a wholly owned subsidiary of FAI Insurances.

     On November 11, 1995, Mr. Cooper acquired from FAI Insurances the International Assets for $220 and assumed approximately $2.0 million of intercompany debt associated with the International Assets owed to FAI Insurances. This intercompany debt was subsequently converted to a fixed term loan bearing interest at 10% per annum. On March 31, 1997, FAI Insurances reacquired the International Assets from Mr. Cooper for the purchase price of approximately $2.8 million. The International Assets included a license from FAI Insurances to distribute the SecurityGuard alarm system in all countries outside Australia and New Zealand. FAI Insurances' purchase of the International Assets did not include the amount due under the fixed term loan and the right to repayment was not transferred by FAI Insurances to the Company in connection with the Reorganization or otherwise. As of June 30, 2000 FAI Insurances had forgiven this loan.

     On July 1, 1996, the Company entered into a management agreement with Speakeasy Pty Ltd (as the trustee for the Speakeasy Investment Trust, of which Bradley D. Cooper is the primary beneficiary), whereby the services of Mr. Cooper were made available to the Company. In exchange for services provided, Speakeasy Pty Ltd was paid a commission of approximately $19.25 on each alarm unit sold by the Company. For the fiscal year ended June 30, 1997, the Company paid to Speakeasy Pty Ltd approximately $692,192. This management agreement terminated on the closing of the Company's initial public offering and was replaced by an employment agreement between the Company and Mr. Cooper, which was subsequently replaced on October 1, 1997 by a consulting agreement with Speakeasy Pty Ltd, which provides Mr. Cooper's services to the Company on substantially the same terms as the employment agreement which became effective upon the Company's initial public offering. Under this agreement, in fiscal year 2000, the Company paid Mr. Cooper $700,000 and reimbursed travel expenses totaling $154,000 as approved by the board of directors.

     On May 16, 1997 Vision Publishing Pty Limited ("Vision"), an entity owned by Bradley D. Cooper, entered into a loan arrangement with FAI Finance Corporation Pty Limited ("FFC"), then a wholly owned subsidiary of FAI Insurances, through which Mr. Cooper borrowed an amount of $468,602 at a 14% interest rate. The loan arrangement called for periodic payments of principal and interest. As of June 30, 2000, this loan had been fully repaid.

     On July 15, 1997 Mr. Cooper purchased 250,000 shares of the Company's Common Stock at $10.00 per share. Five percent (5%) of the purchase price for the shares was paid by Mr. Cooper in cash and the remainder was paid through a five-year note to the Company bearing interest at 7.0% per annum, payable semi-annually, and secured by the shares purchased. The note is repayable on the fifth anniversary of its issuance. The interest payable on the note is due on a full recourse basis. During the fiscal year ended June 30, 2000, Mr. Cooper made interest payments totaling $166,705 under this loan.

     In December 1998, the FAI Home Security Distributors Association, an association formed by the Company's distributors in Australia, reorganized into FAI Home Distributors Pty Ltd. (collectively, the "Association"). The purpose of the Association is to collect and utilize funds received from the Company's Distributors to develop the business of the Company in Australia and New Zealand, i.e. to identify target sales areas, train the sales force, organize conventions of distributors and the sales force, etc. Although the Association's prime source of funds is from the distributors, the Company, through its Australian subsidiary, also advances funds to the Association to pay for certain promotional activities which funds are then repaid to the Company over time. As of June 23, 1999, Mark Whitaker, the Company's Chief Financial Officer was appointed as the Association's sole director and shareholder due to the Association's continued working capital deficit. Mr. Whitaker receives no compensation for his services as a director and has waived his rights to receive any distributions as a shareholder from the Association. At June 30, 2000, the Association owed the Company $862,032 as a result of the above advances. Due to the uncertainty of the recoverability of the advanced funds the Company fully provided for these amounts as of June 30, 2000.

     In December 1998, prior to the appointment of Mr. Whitaker as sole director and shareholder of the Association, the Association, with the unanimous consent of the Company's distributors in Australia, agreed to pay the Company for the distributors' bad debts accumulated by the Company for inventory advances made to individual distributors from time to time (the "Company Receivable"). At the same time, in consideration for Mr. Cooper guaranteeing the repayment of the Company Receivable and any future bad debts, the Association, with the unanimous consent of the Company's distributors in Australia, agreed to pay Mr. Cooper either $23,395 per month or $45.60 per unit sold per month towards repayment of $1,635,870 in debt accumulated by Mr. Cooper in developing the business prior to the Company's initial public offering (the "Cooper Receivable"), which debt was not acquired by FAI Insurances with the International Assets in 1997.

     The Company Receivable is repayable by the Association in equal monthly payments of $5,336 until paid in full. The Association has also agreed to repay the Company for any future bad debts of the distributors within one year of demand by the Company. In addition, Mr. Cooper has agreed to guarantee all payments by the Association to the Company.

     The Company has given notice under the guarantee provided by the Association to recover $1.3 million in bad debts relating to the Company Receivable. The Company is seeking to recover these bad debts after the 365 day notice period which is due to occur July 21, 2001. The Company is seeking legal advice as to its ability to recover these debts in the event the Association and Brad Cooper are unable to meet its obligations. The extent to which, if any, the guarantees provided by the Association and Brad Cooper are enforceable to repay Distributor bad debts is uncertain.

     In February 1999, Mr. Cooper and FAI Finance Corporation Pty Limited ("FFC"), the Company's formerly-owned 50%-owned subsidiary (sold by the Company in March 2000, see section of this Proxy Statement titled "Transactions with FAI Insurances"), entered into a transaction whereby FFC purchased $561,479 of the Cooper Receivable (the "Factoring Transaction") from Mr. Cooper for $364,563.
As part of the Factoring Transaction, the Association entered into an agreement to pay FFC $561,479, bearing interest at a rate of 14.5% per annum, in twenty-four monthly installments of $23,395. The balance remaining due to FFC from the Association at the time the Company sold FFC was $514,278. In addition, as part of the Factoring Transaction, (i) the Association gave FFC the right to first priority on all contributions and payments received by the Association, including moneys advanced from the Company for promotional activities to the Association, (ii) Mr. Cooper secured the Association's payments to FCC with personal assets, and (iii) Mr. Cooper agreed to indemnify FFC for any losses which might arise as a result of any non-payment or insolvency of Home Distributors or any dispute between the parties.

     On April 12, 2000 FFC agreed to extend the Factoring Transaction of February 1999 to the remaining debt of $693,264 owned by the Association to Mr. Cooper. The payments are to commence at the completion of the initial factoring Transaction in March 2001.

     During the years ended June 30, 1997 and 1998, the Company made certain personal loan advances to Mr. Cooper. These loan advances were on a non-interest bearing basis and repayable on demand. The balance of these loans on June 30, 1997 and June 30, 1998 were $14,076 and $131,376, respectively. These personal loan balances were paid in full as of August 31, 1998.

     In November 1999, Vision Publishing Pty Limited ("Vision"), an entity owned by Bradley D. Cooper, entered into a warehouse agreement with Ness Security Products Pty Limited, a wholly owned subsidiary of the Company. Under the terms of this agreement Vision leases a portion of the Ness warehouse space for approximately $1,446 per month. An amount of $12,761 remained unpaid as at June 30, 2000.

Transactions with FAI Insurances

     The Company leases from FAI General Insurances Limited, a subsidiary of FAI Insurances Limited ("FAI"), a stockholder of the Company, approximately 824 square meters of office space for its principal executive and operational offices located at Levels Ground 7 and 8, 77 Pacific Highway, North Sydney
NSW 2060. Under the terms of the agreement, the Company pays an annual rent of AUD $380 per square meter per annum. In fiscal year 2000, the Company incurred rent to FAI General Insurances Limited of $156,329 under this lease. An amount of $147,135 remained unpaid at June 30, 2000.

     The Company acquired 50% of the outstanding securities (the "FFC Shares") of FFC on December 31, 1997 from FAI Insurances (the "FFC Transaction") for a note in the amount of AUD $10,750,000 (US$7,059,525) (the "FFC Note") and acquired an option (the "FFC Option"), at no cost, to acquire the remaining 50% equity interest of FFC for the same consideration as was paid for the FFC Shares plus 50% of the net change in FFC's retained earnings from the date of the FFC Transaction until the date the FFC Option is exercised. The Company delivered the FFC Note in payment of the purchase price. The payment of the principal balance of this note was secured by the FFC Shares purchased by the Company in the FFC Transaction.

     Effective March 31, 2000, the Company, through its wholly-owned subsidiary FAI Home Security Pty. Limited ("FHS"), sold its 50% interest in FFC to FAI for approximately $8,117,567 (the "Sale"). On or about April 7, 2000, FAI paid the Company, through its subsidiary $2,400,000, and the remainder of the Sale price was paid on or around April 26, 2000. FAI, which owns approximately 47% of the outstanding common stock of the Company, is a wholly owned subsidiary of HIH Insurance Limited ("HIH").

     In connection with FHS's purchase of FFC in Fiscal 1997, FAI provided FHS with vendor financing, approximately $4,439,175 of which remains outstanding (the "FAI Note"). Pursuant to the terms of the Sale, FAI has agreed to extend the payment terms of the FAI Note which will be guaranteed by a security interest in Ness

Security Products Pty. Ltd. Upon receipt of the proceeds of the Sale, the Company paid to Integrated Investments Limited ("IIL") $8,200,000 in full settlement of the $8,298,000 due to IIL on June 30, 2000 (the "IIL Payment"). The reduction in the amount paid versus that owed as of June 30, 2000 reflects a discount for the time value of money. To the extent that the proceeds from the Sale were insufficient to pay IIL in full, FAI lent the shortfall to FHS and added such amount to the FAI Note which accrues interest annually at the rate of 7.75% and requires monthly payments of principal and interest over sixty months.

     On August 3, 2000 and August 17, 2000 HIH provided the Company with approximately $0.5 million and $1.5 million, respectively, in short term debt financing, at a rate of 7.75% per annum, with principal and interest payable at call (on demand). The short term financing is unsecured.

     The $2.0 million infusion of capital by HIH increased cash reserves of the Company to approximately $2.6 million. The Company has further access to an overdraft facility of approximately $570,000. It is the intention of the Company to utilize the proceeds of this short term financing to: (i) fund the current deficiency in cash flow from operations; (ii) repay outstanding creditors; and
(iii) fund a major recruitment campaign in the Company's Australian market.

     The Company has entered into an agreement to sell 49% of its shareholding in Ness Security Products ("Ness") for cash consideration of $AUD17.5m to HIH (the "Ness Sale"). From the sale proceeds the Company has agreed to repay $AUD13 million to HIH in relation to the FAI Note and short term finance provided by HIH. Furthermore, HIH has agreed to provide additional funds of $AUD2.5 million by June 30, 2001.

     In addition to the above described transactions, pursuant to the terms of the Sale, FFC has agreed to increase the limit on its existing factoring facility with FHS from approximately $3,061,500 to approximately $4,592,250.

     Rodney Adler, a director of HIH, and Paul Brown, the owner of IIL, are also directors of the Company.

     Sutter Securities, Inc. issued a fairness opinion to the Company stating that the Sale was in the best interest of the public shareholders of HSI and a reasonable third-party transaction.

Transactions with Integral Investments Limited and Paul Brown

     On July 17, 1998, the Company entered into a stock purchase agreement with Integral Investments Limited ("IIL"), amended as of October 1, 1998 (the "Ness Agreement"), whereby it agreed to purchase all of the issued and outstanding common stock of Integrated International Home Security Limited ("IIHSL"), a British Virgin Islands company that owned 75.04% of the issued and outstanding common stock of Ness Security Products Pty Ltd. ("Ness"), an Australian company, is a leading designer and manufacturer of security alarm products in Australia and the Company's sole supplier of its SecurityGuard alarm (the "Ness Transaction"). As a result of the Ness Transaction, IIL obtained the right to designate one nominee for election to the board of directors of the Company. Paul Brown, the sole shareholder of IIL was designated the nominee of IIL.

     Pursuant to the Ness Agreement, the Company agreed to pay aggregate consideration consisting of: (i) 400,000 shares of Common Stock; (ii) a five year convertible warrant to purchase 360,000 shares of Common Stock at an exercise price of $13.00; (iii) cash in the amount of $2,426,000 ($126,000 paid concurrent with the execution of the Purchase Agreement and $2,300,000 to be paid upon closing of the Transaction); and, (iv) a promissory note, secured by the IIHSL Shares, in the amount of $9,098,000, payable in installments of $400,000 on each of June 30, 1999 and December 31, 1999, respectively, with the balance of the note due on June 30, 2000 ("Ness Note"). Pursuant to the Ness Note, because a portion of the principal amount of the Ness Note was outstanding on October 1, 1999 and January 1, 2000, the Company issued two additional five year warrants, each permits purchase of 200,000 shares of the Company's Common Stock at an exercise price of $13.00 per share. IIL designated IIHSL to receive all securities issued pursuant to the Ness Transaction and the Ness Note.

     Upon receipt of the proceeds of its sale of FFC (described above), the Company paid to IIL $8,200,000 in full settlement of the $8,298,000 due to IIL on June 30, 2000 (the "IIL Payment"). The reduction in the amount paid versus that owed as of June 30, 2000 reflects a discount for the time value of money.

     On August 4, 2000 the Company received $0.5 million of additional unsecured external funding from IIHSL, at a rate of 10% per annum, with interest payable weekly in arrears, and the balance payable upon successful completion of any capital or equity raising or from proceeds from the sale of assets. Paul Brown, a director of the Company, is also a director and sole shareholder of IIHSL.

     Pursuant to a consulting arrangement, the Company paid Arlington Management Ltd., a company wholly-owned by Paul Brown, $65,000 for management services rendered during fiscal year ended June 30, 2000. Under this consulting arrangement, Arlington Management Ltd. receives monthly payments for management services provided by Paul Brown to the Company. This arrangement is cancelable at any time by either party.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOME SECURITY INTERNATIONAL, INC.


                              By:/s/ Bradley D. Cooper
                                 --------------------------------------
                                 Bradley D. Cooper
                                 Chairman and Chief Executive Officer
Dated:  October 30, 2000