Form 10-Q
period 2000-09-30
HOME SECURITY INTERNATIONAL INC
filed 2000-11-14
CIK 1038262

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000

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

     Number of Shares of Common Stock Outstanding on November X, 2000: 5,828,278

================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                       HOME SECURITY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                        June 30,      September 30,
                                                                   --------------------------------
                                                           NOTE          2000             2000
                                                                         $US              $US
                                                          -----------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                                          1,394,133         2,925,517
     Accounts receivable - trade, net                                   2,317,748         2,389,548
     Inventories                                             2          8,036,329         6,653,355
     Prepaid expenses and other current assets                            398,742           437,079
                                                                       ----------------------------
          Total current assets                                         12,146,952        12,405,499
                                                                       ----------------------------
Non-current assets
     Intangibles, net                                                  20,499,355        20,200,367
     Other non-current assets                                           9,487,310         8,316,753
                                                                       ----------------------------
          Total non-current assets                                     29,986,665        28,517,120
                                                                       ----------------------------
          Total assets                                                 42,133,617        40,922,619
                                                                   ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Bank overdraft                                                              -                -
     Note payable - FAI Insurance Group                                  3,861,290        5,607,546
     Borrowing - FAI Finance Corporation                                 1,563,268        1,031,755
     Deposit Received in Advance - Sale of Ness             4                             2,454,750
     Deferred Income                                                     1,447,994          977,082
     Other current liabilities                                           7,149,091        5,704,854
                                                                    -------------------------------
          Total current liabilities                                     14,021,643       15,775,987
                                                                    -------------------------------
Non-current liabilities
     Note payable - FAI Insurance group                                  3,659,703        3,313,464
     Borrowing - FAI Finance Corporation                                 3,619,976        3,033,738
     Accrued security callout                                              113,506          144,436
     Deferred Income                                                     1,640,151        2,440,456
     Other non-current liabilities                                         747,146          561,846
                                                                    -------------------------------
          Total non-current liabilities                                  9,780,482        9,493,940
                                                                    -------------------------------
          Total liabilities                                             23,802,125       25,269,927
                                                                    -------------------------------
Stockholders' equity
     Preferred stock $.001 value; 1,000,000 shares authorized,                   -                -
      none outstanding
     Common stock $.001 value; 20,000,000 shares authorized and
      5,828,278 shares issued and outstanding as of June 30, 1999
      and September 30, 1999 Respectively.                                   5,828            5,828
     Additional paid-in capital                                         22,309,708       22,309,708
     Warrants                                                            1,064,000        1,064,000
     Secured Note                                                       (2,375,000)      (2,375,000)
     Accumulated other comprehensive loss                    3            (644,814)        (361,828)
     Retained deficit                                                   (2,028,230)      (4,990,016)
                                                                     ------------------------------
       Total stockholders' equity                                       18,331,492       15,652,692
                                                                     ------------------------------
       Total liabilities and stockholders' equity                       42,133,617       40,922,619
                                                                     ==============================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                    Three Months Ended
                                                                       September 30,
                                                              -------------------------
                                                                   1999           2000
                                                  NOTE             $US            $US
                                              --------------------------------------------

Net Sales                                                       9,520,074        5,762,918
Cost of goods sold                                             (4,772,977)      (3,643,924)
                                                             -----------------------------

Gross profit                                                    4,747,097        2,118,994
General and administrative expenses                            (3,256,959)      (4,063,745)
Amortization and depreciation                                    (623,199)        (604,424)
Research and development expenses                                (207,014)         (46,265)
                                                             -----------------------------
Income (loss) from operations                                      659,925      (2,595,440)
Interest income                                                     67,720          33,374
Interest expenses  - related party                                 (91,385)       (236,559)
                   - other                                        (172,631)        (16,141)
                                                             -----------------------------
Income (loss) before taxes and equity in income of
 affiliated companies and minority interest                        463,629      (2,814,767)
Income tax expense                                                (206,789)       (147,019)
                                                             -----------------------------
Income (loss) before equity in income of
 affiliated companies and minority interest                        256,840      (2,961,785)
Equity in income of affiliated companies                            28,811               -
                                                             -----------------------------
Net income (loss)                                                  285,651      (2,961,785)
                                                             =============================
Net income (loss) per common share
     Basic earnings (loss) per share                           $      0.05    $      (0.51)
     Diluted earnings (loss) per share                         $      0.05    $      (0.51)
Weighted average number of shares outstanding
     Basic                                                       5,828,278       5,828,278
     Diluted                                                     5,828,278       5,828,795

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                       ---------------------
                                                        1999           2000
                                                        $US            $US
                                                       ----------------------
Net cash utilized by operating activities              (605,414)   (2,531,624)
                                                      -----------------------

Cash flow from investing activities
     Other cash outflows from investing activities     (631,847)    2,398,714
                                                      -----------------------
          Net cash used in investing activities        (631,847)    2,398,714
                                                      -----------------------

Cash flow from financing activities
     Other cash (outflow) inflow from financing        (549,904)    1,829,121
      activities
                                                      -----------------------
          Net cash (utilized in) generated by
           financing activities                        (549,904)    1,829,121
                                                      -----------------------
Net (decrease) increase in cash held                   (1,787,165)  1,696,211
                                                      -----------------------
Cash at the beginning of the financial period         2,976,240     1,394,133
Effect of exchange rate change on cash                  (30,854)     (164,825)
                                                      -----------------------
Cash at the end of the financial period               1,158,221     2,925,517
                                                      =======================
Supplemental disclosure of cash flow information:
     Interest paid                                       93,106       289,994
     Income taxes paid                                  496,448             -

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

     The financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended June 30, 2000 and the footnotes thereto included in the Company's Annual Report on Form 10-K.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The investment in FAI Finance Corporation Pty Limited ("FFC") and Bayside Partnership ("the Partnership") are recorded using the equity method.

     All inter-company accounts and transactions have been eliminated upon consolidation.


NOTE 2: INVENTORIES                            June 30,        September 30,
                                             -------------------------------
                                                2000               2000
                                                $US                $US
                                             -------------------------------
Finished goods                               3,946,765            3,247,692
Work in progress                               372,676              262,808
Raw materials                                4,403,478            3,794,068
                                             ------------------------------
                                             8,722,919            7,304,569
Less: Provision for Obsolescence              (686,590)            (651,214)
                                             ------------------------------
                                             8,036,329            6,653,355
                                             ==============================

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

                       HOME SECURITY INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

     Total Comprehensive Income for the three-month periods ended September 30, 1999 and 2000 was as follows:



                                                        Three Months Ended
                                                          September 30,
                                                     ----------------------
                                                      1999          2000
                                                       $US           $US
                                                     -----------------------
Net Income (loss)                                    285,651     (2,961,785)
Other comprehensive (expense) income:
      Foreign currency translation adjustment        (82,439)       282,986
                                                     -----------------------
Total comprehensive income (loss)                    203,212     (2,678,799)
                                                     ======================

NOTE 4: DEPOSIT RECEIVED IN ADVANCE -- SALE OF NESS

     On September 29, 2000 the Company entered into an agreement to sell 49% of its shareholding in Ness Security Products for cash consideration of $9.5 million ($AUD17.5 million) to HIH Insurance ("the Ness Sale"). A deposit of approximately $2,454,750 ($AUD4.5 million) was paid by HIH Insurance to the Company on 29 September 2000 in relation to the Ness Sale. From the remaining $7 million sales proceeds the Company has agreed to repay (i) $7 million ($AUD13 million) to HIH Insurance in relation to the FAI Note representing vendor financing for the Company's purchase of FAI Finance Corporation Pty Limited in 1997; and (ii) short term finance provided by HIH in May, 2000. Furthermore, HIH has agreed to provide additional funds of $1.4 million ($AUD2.5 million) by 30 June 2001. The final documents setting out the terms of the deal have not been completed, however, it is anticipated that this transaction will be closed within the next 30 days.

     There is a risk that the Ness Sale may not be completed. In the event the transaction is not completed, the Company's cash position will be reduced by $2.4 million which will exasperate the events described in Note 5.

NOTE 5: NEW BUSINESS MODEL

     The Company has prepared a business plan, which the management believes will result in the generation of positive cash flows from its operating activities. The business model takes the following approach.

1. Reduction in General and Administrative Expenses

   During July and August 2000, the Company made 33 staff reductions as part of cost control initiatives, reducing the total employees from 279 to 246. The Company intends to further reduce the total number of employees during the next six months through both natural attrition and redundancies. The expenses associated with both marketing and service have also been reviewed. Through the use of technology, expenses associated with service are expected to be reduced and a number of marketing initiatives will be discontinued.

   The management structure of the Company has been revised and the appropriate cost reductions made in relation to the number of officers and executives required for the Company's operating activities.

2. Closure of Unprofitable markets within the Company

   The Company has reviewed each segment of its operating activities and has identified a number of markets it intends to close or seek a joint venture partner to fund market development. These markets are expected to close or have joint venture partners prior to December 2000.

3. Increase Unit Sales

   a) Recruitment

   The Company intends in the three months from November 2000 to January 2001 to launch a major campaign in all its remaining markets to recruit an increased number of independent sales agents to significantly increase its sales force.

   b) Center of Excellence

   The Company intends to establish a number of centers of excellence or training facilities operated by the Distributor Network, or by the Company itself, whereby each individual distributor office and independent sales agents can be retrained on an ongoing and regular basis. The Company intends to focus its resources on establishing these centers of excellence as hubs for motivation and training which will reduce the Company's costs associated with sales staff attending individual offices on a regular basis.

   c) Revised Distributor Plan

   On September 1, 2000, the Company launched a revised Distributor program whereby individuals within the sales hierarchy can be redefined within the hierarchy upon the failure to achieve pre-determined sales levels. This reduction in status within the network has been implemented to provide all levels of the sales hierarchy the opportunity of re-training upon the non-achievement of pre-determined Company benchmarks.

   The Company expects the requirement to reach pre-determined sales levels on a monthly basis to remain in place. This will ensure that each Distributor office has sufficient motivation and training to continue to produce unit sales levels required by the Company and more importantly result in a more financially viable Distribution Network.

4. Increased Margins

   The Company intends to pursue all opportunities to produce improved margins to the group.

5. Reduction in Finance Costs

   The Ness Sale will result in a reduction in finance costs associated with the FFC Note and the Company's other short term debt funding, The Company will seek to reduce all finance costs associated with the rollout of its monitoring plan.

6. Going Concern

   There is substantial uncertainty about the Company's ability to continue as a going concern. To continue as a going concern it must achieve the improvements in operating performance outlined in points 1-5 above. The achievement of this improvement in operating performance is uncertain. Management believes that the cash received from the Ness Sale (see Note 4) in conjunction with the new business model, will be sufficient to achieve the improvement in operating performance required for the Company to continue as a going concern.

   There is substantial uncertainty about the Company's ability to continue as a going concern.

   The Company has been advised by its independent public accountants that should the situation remain unresolved at year-end, the auditors report on those financial statements may be modified as a result of going concern uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This discussion and analysis of the Company's financial condition and results of operations contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities exchange Act of 1934, as amended (the "Exchange Act"), that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this filing, words such as "anticipate," "believe," "estimate," "expect,"
"future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the residential security alarm industry, the costs of product development, currency fluctuation as identified more fully below and other risks and uncertainties including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. Such factors include, but are not limited to, the risks identified above and the risks detailed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and expanded upon herein, and as detailed from time to time in the Company's other filings made with the Securities and Exchange Commission.

Continuing Losses; Revenue Recognition Policy

     As reflected in the Company's financial statements, the Company has suffered a significant reduction in revenue during the three months ended September 30, 2000, resulting in a net operating loss of $2,837,776 for such quarter. Such losses have been accompanied by a change in the Company's business model from a direct seller of security systems which recognized receivables and margins at the point of sale, to a seller of monitoring services with revenue recognition occurring over the life of the monitoring contract. On September 30, 2000 the Company entered into a transaction to sell 49% of Ness (the Company's manufacturing operation). The future success of the Company is dependent on it utilizing the proceeds received from this sale to achieve increased sales volumes and a reduction in expenses. While the Company believes the cash raised from the sale of Ness will be sufficient to finance the changes needed to achieve the sales targets forecasted and therefore continue as a going concern, there is no certainty as to whether (i) the proceeds of the Ness sale will be sufficient to fund current operations; (ii) the predicted level of sales activity under the new business model will be achieved; or (iii) that the necessary cost reductions under the new business model will be achieved. The unproven success of the new business model raises substantial uncertainty about the Company's ability to continue as a going concern. See Notes 4 and 5 to Consolidated Financial Statement.

Recent Developments - Revenue Recognition

     Prior to the introduction of on-line monitoring the Company sold security equipment directly to its distribution network and immediately recognized its revenues and margin at the point of sale. The distribution network contracted directly with the consumer as an "authorized distributor" of the Company. The Company under this agreement retained the right to the customer base.

     As of 1 July 2000 the Company changed the nature of its sales transactions with its distribution network, whereby the Company began to sell the Bundled Security Package directly to the consumer, with all customers entering into a monitoring agreement with the company at the point of sale. Despite selling directly to the consumer, the Company still defers a portion of the revenues over the period of the monitoring services are supplied, again typically sixty months. The "authorized distributor" is paid an installation and connection commission directly by the Company for each customer connected to monitoring.

Comparison of three months ended September 30, 1999 and September 30, 2000.

     Net Sales: Net sales decreased by $3.7 million or 30% from $9.5 million for the three months ended September 30, 1999 to $5.8 million for the three months ended September 30, 2000. The reduction in net sales was primarily a result of a 59% decline in total unit sales from 8,903 units for the three months ended September 30, 1999 to 3,633 units for the three months ended September 30, 2000. Revenues did not decrease in proportion to unit sales due to the change in business model, whereby the Company began to sell the Bundled Security Package directly to the consumer. For the three months ended September 30, 2000 the company recognized on its Australian standard package sales approximately $1,027 per unit (net of factoring charges) and deferred an amount of approximately $267 relating to monitoring services for the compared to approximately $782 per unit relating to equipment sales to distribution network for the three months ended September 30, 1999. No deferral of monitoring services was applicable in the three months to September 30,1999.

     Monitoring revenues of $0.7 million relating to the supply of monitoring services were deferred for the three months ended September 30, 2000 and will be recognized over the period the services are supplied, being predominately sixty months.

     Sales of manufactured goods not sold through the distributor network ("Direct Retail Sales") decreased by $0.1 million or 4% from $2.6 million for the three months ended September 30, 1999 to $2.5 million for the fiscal year ended June 30, 2000.

     Units sold in the Australian market decreased 63% from 6,795 units for the three months ended September 30, 1999 to 2,506 units three months ended September 30, 2000. Units sold in New Zealand decreased 22% from 553 units for the three months ended September 30, 1999 to 431 units for the three months ended September 30, 2000

     The decline in number of units sold in Australia and New Zealand is attributable to:

  (i) A reduction in the number of Distributor offices currently selling in the Australian and New Zealand market.

  (ii)   A reduction in the number of independent sales agents due to (i).

  (iii)  Increased competition.

     Unit sales in Europe and the United Kingdom decreased 63% from 1,465 units in the three months ended September 30, 1999 to 546 units for the three months ended September 30, 2000. The reduction in unit sales was a result of the closure of distribution outlets in both markets.

     As at September 30, 2000 the Company had accumulated 19,487 monitored accounts compared to approximately 4,000 monitored accounts as at September 30, 1999.

     Cost of Goods Sold--other: Cost of goods sold decreased from $4.8 million for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000. As a percentage of net sales, cost of goods sold increased 13% from 50% for the three months ended September 30, 1999 to 63% for the three months ended September 30, 2000. The increase in cost of goods as a percentage of net sales is attributable to the change in the business model, whereby the Company sells the Bundled Security Package directly to the consumer, the "authorized distributor" is paid on installation and connection commission directly by the Company for each customer connected to monitoring.

     As a result of the change in business model, a reduction in margin in the Australian market of approximately $72 per unit was introduced to facilitate a lower purchase price to consumers with the introduction of on-line monitoring. This reduction in margin was a result of increased competitive forces within the Company's target market.

     General and Administrative Expenses: General and administrative expenses were $4.1 million for the three months ended September 30, 2000, compared to $3.3 million for the three months ended September 30, 1999. Total general and administrative expenses, as a percentage of net sales, increased 36% to 70% for the three months ended September 30, 2000 compared to 34% for the three months ended September 30, 1999.

     The increase in General and Administrative expenses for the three months ended September 30, 2000 compared to for the three months ended September 30, 1999 is attributable to the following:

(i) The fixed nature of the expenses relating to the provision of service to the customer base and the administration of the distribution network.
(ii)   Increased service cost of $0.1 million.
(iii) Re-classification of Service parts of $0.1 million charged to General and Administrative expenses.
(iv) Employee redundancy payments and salaries of $0.2 million relating to the reduction of staff numbers by 33 employees within the company's operations.
(v)    Legal fees relating to the Class Action of $0.1 million.
(vi) Provision of $0.2 million for doubtful debts relating to FAI Home Distributors Pty Limited.

The company has embarked on a further overhead reduction program whereby by December 2000 all head office operations will be integrated into the manufacturing facility in Sydney and the Corporate office closed.

     Amortization and depreciation: Amortization and depreciation remained unchanged at $0.6 million for the three months ended September 30, 1999 to $0.6 million for the three months ended September 30, 2000.

     Research and Development: Research and Development expenses reduced $0.1million from $0.2 million for the three months ended September 30, 1999 to $0.1 million three months ended September 30, 2000. This decreased was attributable to the launch of the "SecurityGuard 3" product in the three months ended September 30, 1999.

     Income (Loss) From Operations: Income from operations changed from $0.7 million for the three months ended September 30, 1999 to a loss of $2.6 million for the three months ended September 30, 2000. The decrease in income from operations reflects the reduction in unit sales experienced in the three months ended September 30, 2000 and the no commensurate decrease in general and administrative costs for the three months ended September 30, 2000.

     Interest Income: Interest income remained stable at $0.1 million for the three months ended September 30, 1999 and 2000, respectively.

     Interest Expense--related party: Interest expense--related party increased from $0.1million for the three months ended September 30, 1999 to $2.6 million. Interest expense-related party consists of interest payments on: (a) the vendor-financed loan initiated as part of the FFC Transaction on December 31, 1997, and amended as at March 31, 2000; and (b) the funding facility initiated on December 22, 1999 to finance the initial cash deficiency of the internally financed Upgrade Program.

     Interest Expense--other: Interest expense--other $16,141 compared to $172,631 for the three months ended September 30, 1999. The interest charge for the three months ended September 30, 1999 consisted of a non-cash imputed interest charge $0.2 million recorded in order to comply with the United States Generally Accepted Accounting Principles ("U.S. GAAP") purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a premium to be recorded for debt securities issued with an interest rate fixed materially above or below the effective rate or current yield of an otherwise comparable security. The note was settled March 31, 2000 and not reflected for the three months ended September 30, 2000.

     Income Tax Expense: As the Company has incurred continuing net operating losses for the three months ended September 30, 2000, it has recognized tax benefits of $0.6 million. However, valuation reserves of the same amount have been established as the recovery of such assets is uncertain.

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

     However, due to the agreement to sell 49% of the company's 100% shareholding in Ness Security Products ("Ness Sale - refer Note 4") the Company does not expect to group income with Ness for tax purposes. As a result the company has taken the appropriate tax expenses of $0.1m in relation to the Ness operations as a separate entity within the group. This compared to income tax expense of $0.2m for the three months ended September 30, 1999.

     Equity in Income of Affiliated Companies: Equity in income of affiliates decreased from $29,000 to $0 as a result of the sale of the company's 50% shareholding in FAI Finance Corporation on April 7, 2000.

     Net (Loss) Income: Net income decreased from $0.3 million for the three months ended September 30, 1999 to $3.0 million for the three months ended September 30, 2000.

Liquidity and capital resources

     Net Cash used in operations declined $1.9 million from a cash-outflow $0.6 million for the three months ended September 30, 1999 to a cash-outflow of $2.5 million for the three months ended September 30, 2000.

The decline in cash flow from operations for the three months ended September 30, 2000 was primarily due to:

     (i)   the decline in the Company's net income after non cash items;
     (ii)  reduction in Trade Payables of $1.5 million

     The reduction in Trade Payables was partially offset by

     (iii)  A reduction in inventory of $1.4 million

     Net cash generated by investing activities increased from a deficit of $0.6 million for the three months ended September 30, 1999 to a surplus of $2.4 million for the three months ended September 30, 2000. This reduction is a result of reduced expenditure on capital assets and a reduction in working capital funding to FAI Home Distributors Pty Limited.

     On September 29, 2000 the Company agreed to sell 49% of its shareholding in Ness Security Products for cash consideration of $9.5 million ($AUD17.5 million) to HIH Insurances ("the Ness Sale"). A deposit of $2.5 million was paid by HIH Insurances to the Company on 29 September 2000 in relation to the Ness Sale. From the remaining $7 million sales proceeds the Company has agreed to repay $7 million ($AUD13 million) to HIH Insurances in relation to the (i) FAI Note representing vendor financing for the Company's purchase of FAI Finance Corporation Pty Limited in 1997; and (ii) short term finance provided by HIH in May, 2000. Furthermore, HIH has agreed to provide additional funds of $1.4 million ($AUD2.5 million) by 30 June 2001. The formal documents setting out the terms of the deal have not been executed, however, it is anticipated that this transaction will close within the next 30 days.

     The Company believes the $2.5 million cash raised in the Ness sale and the additional availability of loan funds of $1.4 million will provide the Company with sufficient liquidity to fund the cash flow deficit from operating activities that the company expects in the first three quarters of fiscal 2001. The Company expects its business plan to produce positive cash flow from operations in the last quarter of fiscal 2001 provided sales targets are achieved in order to provide the Company with sufficient liquidity thereafter in fiscal 2001 and 2002.

     Net cash generated from financing activities increased from a deficit of $0.5 million for the three months ended September 30, 1999 to a surplus of $1.8 million for the fiscal year ended June 30, 2000. The increase consisted of:

     On August 3, 2000 and August 17, 2000 HIH Insurances provided the Company with approximately $0.5 million and $1.5 million, respectively, in short term debt financing, at a rate of 7.75 % per annum, with principal and interest payable at call (on demand). The short term financing is secured by a second priority security interest over Ness Security Products Pty. Limited.

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

     The Company has further access to an overdraft facility of approximately $570,000.

     The Company's strategy for growth is based on the successful roll-out of the new On-line Monitoring Program through its Distributor Network into existing and new markets and the sale of five-year on-line monitoring contracts through an Upgrade Program to its existing 264,000 residential customers. As the Company's current level of monthly unit sales is insufficient to generate positive cash flow from operations the Company must obtain additional external funding until a breakeven level of sales is achieved. There is no guarantee that the Company will achieve a breakeven level of unit sales or will be successful in obtaining additional external funding. The lack of such capital could have a material adverse effect on the Company's operations, liquidity and financial position.

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

     Under the RPA, the Company must maintain a sub-ordinated loan with FFC equal to 15% of the outstanding receivable sold. The sub-ordinated loan, as at September 30, 2000 was $0.5 million.

     The Company has not recognized the sales of receivables under the agreement as a sale for financial reporting purposes. The sales proceeds received from FFC have been recognized as secured borrowing, and interest and line fees under the FFC facility have been recognized as interest expense. Under the agreement the Company pays interest to FFC at 12.5% per annum on the used portion of the facility plus a line fee of 2.0%. As at September 30, 2000 the limit of the facility provided by FFC, being $4.4 million, was drawn to $4.0 million.

Currency Fluctuations

     Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar (``AUD''), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has decreased in value relative to the U.S. dollar from .6522 on September 30, 1999 to .5455 on September 30, 2000. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


          Reference is made to Part III, Item 7, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Part II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

          The Company has had no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended June 30, 2000.

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

                  HOME SECURITIES INTERNATIONAL, INC.
                             (Registrant)


                  By:      /s/ Bradley D. Cooper
                     ---------------------------------------
                               Bradley D. Cooper
                      Chairman and Chief Executive Officer
                         (Principal Executive Officer)


                  By:        /s/ Terry Youngman
                     ---------------------------------------
                                 Terry Youngman
                      President and Deputy Chief Executive

Dated: November 14, 2000