Form 10-Q
period 2000-12-31
HOME SECURITY INTERNATIONAL INC
filed 2001-02-14
CIK 1038262

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                         ----------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended December 31, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number
                                   001-14502

                         ----------------------------


                       HOME SECURITY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                                           98-0169495
  (State or other jurisdiction of                            (I.R.S. Employer
         incorporation of                                   Identification No.)
           organization)
   Unit 3, 167 Prospect Highway
    Seven Hills, NSW Australia                                     2147
  (Address of principal executive                               (Zip Code)
             offices)



                             (011) (612) 8825-9700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          [X] Yes     [_] No

     Number of Shares of Common Stock Outstanding on February 12, 2001:
5,828,278

================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       HOME SECURITY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         June 30,       December 31,
                                                                ------------------------------------
                                                                           2000             2000
                                                      NOTE                  $US             $US
                                                  --------------------------------------------------
ASSETS
------
Current assets
     Cash and cash equivalents                                           1,394,133        2,630,432
     Accounts receivable - trade, net                                    2,317,748        2,283,000
     Inventories                                        2                8,036,329        5,744,841
     Prepaid expenses and other current assets                             398,742          725,051
                                                                      -----------------------------
          Total current assets                                          12,146,952       11,383,324
                                                                      -----------------------------
Non-current assets
     Capital assets, net                                                 5,646,876        4,535,718
     Intangibles, net                                                   20,499,355       13,454,262
     Accounts receivable - trade, net                                      150,735          648,846
     Other non-current assets                                            3,689,699        3,338,664
                                                                      -----------------------------
          Total non-current assets                                      29,986,665       21,977,490
                                                                      -----------------------------
          Total assets                                                  42,133,617       33,360,814
                                                                      =============================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Bank overdraft                                                        510,023          327,067
     Note payable - FAI Insurance Group                                  3,861,290          351,432
     Borrowing - FAI Finance Corporation Pty Limited                     1,154,022        1,058,970
     Payables - trade                                                    4,554,290        3,033,755
     Accrued security callout                                              198,057          134,767
     Lease liability                                                       314,328          229,166
     Deferred income                                                     1,447,994        3,024,390
     Other current liabilities                                           1,981,639        1,647,458
                                                                      -----------------------------
                    Total current liabilities                           14,021,643        9,807,005
                                                                      -----------------------------
Non-current liabilities
     Note payable - FAI Insurance group                                  3,659,703        1,051,087
     Borrowing - FAI Finance Corporation Pty Limited                     3,619,976        2,852,054
     Accrued warranty                                                      113,506          174,843
     Accrued security callout                                              116,048           60,334
     Deferred income                                                     1,640,151        2,242,277
     Other non-current liabilities                                         631,098          448,655
                                                                      -----------------------------
          Total non-current liabilities                                  9,780,482        6,829,250
                                                                      -----------------------------
          Total liabilities                                             23,802,125       16,636,255
                                                                      -----------------------------

Minority interest                                                                -        3,668,032

Stockholders' equity
     Preferred stock $.001 value; 1,000,000 shares authorized,
          none outstanding                                                       -                -
     Common stock $.001 value; 20,000,000 shares authorized and
          5,828,278 shares issued and outstanding.                           5,828            5,828

     Additional paid-in capital                                         22,309,708       22,309,708
     Warrants                                                            1,064,000        1,064,000
     Secured Note                                                       (2,375,000)      (2,375,000)
     Accumulated other comprehensive loss               3                 (644,814)      (1,381,872)
     Retained deficit                                                   (2,028,230)      (6,566,137)
                                                                      -----------------------------
       Total stockholders' equity                                       18,331,492       13,056,527
                                                                      -----------------------------
       Total liabilities and stockholders' equity                       42,133,617       33,360,814
                                                                      =============================


  The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three Months Ended                     Six months ended
                                                                December 31,                          December 31,
                                                  ---------------------------------------------------------------------------
                                                             1999               2000               1999               2000
                                            NOTE             $US                $US                $US                $US
                                            ---------------------------------------------------------------------------------
Net Sales                                                  8,607,206          8,370,229         18,127,280         14,133,147
Cost of goods sold                                        (4,305,517)        (5,926,430)        (9,078,494)        (9,570,354)
                                                         --------------------------------------------------------------------
Gross profit                                               4,301,689          2,443,799          9,048,786          4,562,793
General and administrative expenses                       (3,789,836)        (3,376,026)        (7,046,796)        (7,439,771)
Amortization and depreciation                               (696,807)          (554,798)        (1,320,006)        (1,159,222)
Research and development expenses                           (223,469)          (320,445)          (430,482)          (366,710)
                                                         --------------------------------------------------------------------
Income (loss) from operations                               (408,423)        (1,807,470)           251,502         (4,402,910)
Non-operating income (loss)                                 (326,830)           396,228           (326,830)           396,228
Interest income                                               66,990            117,744            134,710            151,118
                                                             (90,847)          (205,327)          (182,232)          (441,886)
Interest expenses  - related party
                   - other                                  (167,224)            (4,118)          (339,855)           (20,259)
                                                         --------------------------------------------------------------------
Loss before taxes and equity in
income of affiliated companies                              (926,334)        (1,502,943)          (462,705)        (4,317,709)
Income tax (expense) benefit                                 447,836            (73,179)           241,047           (220,198)
                                                         --------------------------------------------------------------------
Loss before equity in income of
affiliated companies                                        (478,498)        (1,576,122)          (221,658)        (4,537,907)
Equity in income of affiliated companies                      26,476                  -             55,288                  -
                                                         --------------------------------------------------------------------
Net loss                                                    (452,022)        (1,576,122)          (166,370)        (4,537,907)
                                                  ===========================================================================

Net loss per common share
Basic loss per share                                          $-0.08             $-0.27             $-0.03             $-0.78
Diluted loss per share                                        $-0.08             $-0.27             $-0.03             $-0.78

Weighted average number of shares
outstanding

Basic                                                      5,828,278          5,828,278          5,828,278          5,828,278
Diluted                                                    5,828,537          5,828,278          5,828,407          5,828,278




  The accompanying notes are an integral part of these consolidated financial statements

                       HOME SECURITY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (Unaudited)

                                                                         Six months ended
                                                                           December 31,
                                                                  --------------------------------
                                                                         1999              2000
                                                                         $US               $US
                                                                  --------------------------------
     Net cash used in operating activities                             (360,320)        (1,797,984)

Cashflow from investing activities
     Proceeds from sale of investment in subsidiary                           -          9,798,250
     Short term loans granted                                          (485,608)                 -
     Additions to capital assets                                       (560,481)          (188,209)
     Other cash inflows/(outflows) from investing activities                889           (167,970)

                                                                  --------------------------------
          Net cash (used in) provided by investing activities        (1,045,200)         9,442,072
                                                                  --------------------------------
Cashflow from financing activities
     Net proceeds/(repayments) from/(of) borrowings                     884,777         (6,031,929)
     Other cash outflows from financing activities                     (149,559)          (266,080)
                                                                  ---------------------------------
          Net cash (used in) provided by financing activities           735,218         (6,298,009)
                                                                  --------------------------------
Net increase (decrease) in cash held                                   (670,302)         1,346,079
                                                                  --------------------------------
Cash at the beginning of the financial period                         2,976,240          1,394,133
Effect of exchange rate change on cash                                  (51,890)          (109,780)
                                                                  --------------------------------
Cash at the end of the financial period                               2,254,048          2,630,432
                                                                  ================================
Supplemental disclosure of cashflow information:
     Interest paid                                                      185,040            462,145
     Income taxes paid                                                  494,986                  -

------------------------------------------------------------------


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

     All inter-company accounts and transactions have been eliminated upon consolidation.



NOTE 2: INVENTORIES                                          June 30,             December 31,
                                                               2000                    2000
                                                               $US                     $US
                                                         -------------------------------------
Finished goods                                              3,946,765                3,112,637
Work in progress                                              372,676                  368,848
Raw materials                                               4,403,478                3,374,860
                                                         -------------------------------------
                                                            8,722,919                6,854,344
Less: provision for obsolescence                             (686,590)              (1,109,530)
                                                         -------------------------------------
                                                            8,036,329                5,744,841
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

                       HOME SECURITY INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

     Total Comprehensive Income for the three and six-month periods ended December 31, 1999 and 2000 was as follows:



                                                                   Three Months Ended
                                                                      December 31,
                                                     ----------------------------------------------
                                                              1999                    2000
                                                              $US                     $US
                                                     ----------------------------------------------
Net Income                                                         (452,022)             (1,576,122)
Other comprehensive income (loss):
          Foreign currency translation adjustment                   (33,110)             (1,020,044)
                                                     ----------------------------------------------
Total comprehensive income (loss)                                  (485,132)             (2,596,166)
                                                     ==============================================

                                                                    Six Months Ended
                                                                      December 31,
                                                     ----------------------------------------------
                                                               1999                   2000
                                                               $US                    $US
                                                     ----------------------------------------------
Net Income                                                         (166,370)             (4,537,907)
Other comprehensive income (loss):
          Foreign currency translation adjustment                  (115,549)               (737,058)

                                                     ----------------------------------------------
Total comprehensive income (loss)                                  (281,919)             (5,274,965)
                                                     ==============================================


NOTE 4: NESS SALE

     On December 22, 2000, the Company, through its wholly-owned subsidiary FAI Home Security Pty. Limited completed the sale of 49% of its shareholding in Ness Security Products Pty. Limited for cash consideration of $9.8 million ($AUD17.5 million) to HIH Insurance Limited ("HIH") ("Ness Sale"). A deposit of approximately $2.5 million ($AUD4.5 million) was paid by HIH to the Company on September 29, 2000 in relation to the Ness Sale. The Company used the remainder of the sales proceeds to repay $7.3 million ($AUD13 million) to HIH in relation to (i) FAI Insurance Limited note representing vendor financing for the Company's purchase of FAI Finance Corporation Pty Limited in December 1997; and
(ii) short term finance provided by HIH in May and August, 2000. Furthermore, in connection with the sale, HIH agreed to provide the Company with additional funds of $1.4 million ($AUD2.5 million) by June 30, 2001. The Company received the additional funds from HIH on January 12, 2001.

     The Company has filed a Report on Form-8K, as amended in relation to this sale including unaudited Pro Forma financial statements.

     Unaudited Pro Forma net income adjusted as though the Ness Sale took place at the beginning of the periods being reported on is shown below.

                      HOME SECURITY INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)



                                                                   Six Months Ended
                                                                     December 31,
                                                     --------------------------------------------
                                                               1999                  2000
                                                               $US                   $US
                                                     --------------------------------------------
                                                         (in thousands except per share data)
Pro forma net sales                                                 18,127                14,133
Pro forma income from operations                                       416                (4,238)
Pro forma net income                                                   471                (4,094)
Pro forma net income per common share
        Basic earnings per share                                      0.08                 (0.70)
        Diluted earnings per share                                    0.08                 (0.70)
Pro forma weighted average number of shares outstanding
        Basic                                                        5,828                 5,828
        Diluted                                                      5,828                 5,828

NOTE 5: NEW BUSINESS MODEL

     The Company implemented a business plan, which the management believes will ultimately result in the generation of positive cash flows from its operating activities. The business model has and will take the following approaches.

1. Reduction in General and Administrative Expenses

     During July and August 2000, the Company made 33 staff reductions as part of cost control initiatives, reducing the total employees from 279 to 246. The Company intends to further reduce the total number of employees during the next six months through both natural attrition and redundancies. The expenses associated with both marketing and service have also been reviewed. Through the use of technology, reductions of expenses associated with service are expected and a number of marketing initiatives will be discontinued.

     The management structure of the Company has been revised and the appropriate cost reductions made in relation to the number of officers and executives required for the Company's operating activities.

     As part of this process, Mr. Cooper agreed to terminate his consultancy agreement with the Company, being $700,000 per year and 10% of the Company's net profit after tax, in consideration for a termination payment of $175,000. The Company intends to renegotiate Mr. Cooper's consultancy agreement. Until this process is complete, Mr. Cooper has agreed to a monthly consultancy payment of $28,000 per month.

2. Closure of Unprofitable markets within the Company

     The Company has reviewed each segment of its operating activities and has identified a number of markets it intends to close or seek a joint venture partner to fund market development. These markets are expected to close or have joint venture partners prior to March 2001.

                       HOME SECURITY INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

3. Increased Margins

   The Company intends to pursue all opportunities to produce improved margins to the group.

4. Reduction in Finance Costs

     The Ness Sale has resulted in a reduction in finance costs associated with the FFC Note and the Company's other short term debt funding. The Company continues to seek reductions in financing costs associated with its ongoing monitoring program.

5. Going Concern

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

     Prior to the Company's December 15, 2000 receipt of a letter from its independent public accountants, Arthur Andersen, confirming that its client-auditor relationship between the Company and Arthur Andersen had ceased. Arthur Andersen advised the Company that should the situation remain unresolved at year-end, the auditors report on those financial statements may be modified as a result of going concern uncertainty.

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

Continuing Losses

     As reflected in the Company's financial statements, the Company has suffered a significant reduction in revenue during the six months ended December 31, 2000, resulting in a net operating loss of $4,537,907 for such period. Such losses have been accompanied by a change in the Company's business model from a direct seller of security systems, which recognized receivables and margins at the point of sale, to a seller of monitoring services with revenue recognition occurring over the life of the monitoring contract. On December 22, 2000 the Company completed a transaction to sell 49% of Ness Security Products Pty. Limited ("Ness") (the Company's manufacturing operation). The future success of the Company is dependent on it utilizing the proceeds received from this sale to achieve increased sales volumes and a reduction in expenses. While the Company believes the cash raised from the sale of Ness will be sufficient to finance the changes needed to achieve the sales targets forecasted and therefore continue as a going concern, there is no certainty as to whether (i) the proceeds of the Ness sale will be sufficient to fund current operations; (ii) the predicted level of sales activity under the new business model will be achieved; or (iii) that the necessary cost reductions under the new business model will be achieved. The unproven success of the new business model raises substantial uncertainty about the Company's ability to continue as a going concern. See
Note 5 to Consolidated Financial Statement. Additionally, the Company's significant reduction in revenue has caused the Company's market capitalization to no longer meet the guideline required by the American Stock Exchange (the "AMEX") for the continued listing of the Company's shares. Should the Company's shares become delisted from the AMEX, whether voluntarily or involuntarily, such an action may have a materially adverse effect on the market value of the Company's shares and shareholders' liquidity.

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

     As of July 1, 2000 the Company changed the nature of its sales transactions with its distribution network, whereby the Company began to sell the Bundled Security Package directly to the consumer, with all customers entering into a monitoring agreement with the Company at the point of sale. Despite selling directly to the consumer, the Company still defers a portion of the revenues over the period that the monitoring services are supplied (typically sixty (60) months). The "authorized distributor" is paid an installation and connection commission directly by the Company for each customer connected to monitoring.

Comparison of three months ended December 31, 1999 and December 31, 2000.

     Net Sales: Net sales decreased by $0.2 million or 2% from $8.6 million for the three months ended December 31, 1999 to $8.4 million for the three months ended December 31, 2000. The reduction in net sales was primarily a result of a 55% decline in total unit sales from 8,276 units for the three months ended December 31, 1999 to 3,698 units for the three months ended December 31, 2000. Revenues did not decrease in proportion to unit sales due to the change in business model, whereby the Company began to sell the Bundled Security Package directly to the consumer. For the three months ended December 31, 2000 the Company recognized on its Australian standard package sales of approximately $1,328 per unit (net of factoring charges) and deferred an amount of approximately $274 relating to monitoring services compared to approximately $802 per unit relating to equipment sales to distribution network for the three months ended December 31, 1999. No deferral of monitoring services was applicable in the three months ended December 30, 1999.

     Monitoring revenues of $0.7 million relating to the supply of monitoring services were deferred for the three months ended December 31, 2000 and will be recognized over the period the services are supplied (approximately sixty (60) months from the date of each monitoring service contract).

     Sales of manufactured goods not sold through the distributor network ("Direct Retail Sales") decreased by $0.4 million or 16% from $2.5 million for the three months ended December 31, 1999 to $2.1 million for the three months ended December 31, 2000.

     Units sold in the Australian market decreased 49% from 6,091 units for the three months ended December 31, 1999 to 3,126 units three months ended December 31, 2000. Units sold in New Zealand decreased 57% from 428 units for the three months ended December 31, 1999 to 183 units for the three months ended December 31, 2000

     The decline in number of units sold in Australia and New Zealand is attributable to:

     (i) A reduction in the number of Distributor offices currently selling in the Australian and New Zealand market.

     (ii)  A reduction in the number of independent sales agents due to (i).

     (iii) Increased competition.

     Unit sales in Europe and the United Kingdom decreased 81% from 1,661 units in the three months ended December 31, 1999 to 322 units for the three months ended December 31, 2000. The reduction in unit sales was a result of the closure of distribution outlets in both markets.

     As of December 31, 2000 the Company had accumulated 23,422 monitored accounts compared to approximately 6,500 monitored accounts as at December 31, 1999.

     Cost of Goods Sold: Cost of goods sold increased from $4.3 million for the three months ended December 31, 1999 to $5.9 million for the three months ended December 31, 2000. As a percentage of net sales, cost of goods sold increased 20% from 50% for the three months ended December 31, 1999 to 70% for the three months ended December 31, 2000. The increase in cost of goods as a percentage of net sales is attributable to the change in the business model, whereby the Company sells the Bundled Security Package directly to the consumer, the "authorized distributor" is paid on installation and connection commission directly by the Company for each customer connected to monitoring.

     As a result of the change in business model, a reduction in margin in the Australian market of approximately $95 per unit was introduced to facilitate a lower purchase price to consumers with the introduction of on-line monitoring. This reduction in margin was a result of increased competitive forces within the Company's target market.

     General and Administrative Expenses: General and administrative expenses were $3.4 million for the three months ended December 31, 2000, compared to $3.8 million for the three months ended December 31, 1999. Total general and administrative expenses, as a percentage of net sales, decreased 3% to 41% for the three months ended December 31, 2000 compared to 44% for the three months ended September 30, 1999. The decrease in general and administration expenses reflects the benefits of cost control initiatives implemented by management over the past six months. The Company intends to further reduce general and administrative expenses during the next six months through further cost reduction initiatives which may include: (i) using technology to reduce expenses associated with services; (ii) revising certain marketing initiatives; and (iii) revising the Company's management structure.

     The Company completed the integration of all head office operations into the manufacturing facility in Sydney and the closure of the corporate office in December 2000.

     Amortization and Depreciation: Amortization and depreciation decreased $0.1 million from $0.7 million for the three months ended December 31, 1999 to $0.6 million for the three months ended December 31, 2000. The decrease was attributable to (i) a reduction in goodwill amortization as a result of the impairment of goodwill recorded in June 2000; and (ii) a reduction in depreciation of capital assets resulting from the sale of Company assets, in particular motor vehicles no longer required.

     Research and Development: Research and Development expenses increased $0.1 million from $0.2 million for the three months ended December 31, 1999 to $0.3 million for the three months ended December 31, 2000. This increase was attributable to costs incurred by Ness in relation to product approvals and the design and development of new products.

     Loss From Operations: Loss from operations increased from $0.4 million for the three months ended December 31, 1999 to $1.8 million for the three months ended December 31, 2000. The increase in loss from operations reflects the reduction in unit sales experienced in the three months ended December 31, 2000 with no commensurate decrease in general and administrative costs for the three months ended December 31, 2000.

     Non-Operating Income (Loss): Non-operating income (loss) increased from a loss of $0.3 million for the three months ended December 31, 1999 to a gain of $0.4 million for the three months ended December 31, 2000. The $0.4 million gain for the three months ended December 31, 2000 represents the profit on the 49% sale of Ness Security Products Pty. Limited effective December 22, 2000. The loss of $0.3 million for the three months ended December 31, 1999 represents the write-off of the Company's 49% interest in the Bayside Partnership purchased on June 30, 1998.

     Interest Income: Interest income remained stable at $0.1 million for the three months ended December 31, 1999 and 2000, respectively.

     Interest Expense-related party: Interest expense-related party increased from $0.1 million for the three months ended December 31, 1999 to $0.2 million. Interest expense-related party consists of interest payments on: (a) the vendor-financed loan initiated as part of the FFC Transaction on December 31, 1997, and amended as at March 31, 2000; and (b) the funding facility initiated on December 22, 1999 to finance the initial cash deficiency of the internally financed Upgrade Program. There were no interest charges relating to this facility in the three months ended December 31, 1999.

     Interest Expense-other: Interest expense-other was $4,118 for the three months ended December 31, 2000 compared to $167,224 for the three months ended December 31, 1999. The interest charge for the three months ended December 31, 1999 consisted of a non-cash imputed interest charge $0.2 million recorded in order to comply with the United States Generally Accepted Accounting Principles ("U.S. GAAP") purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of Integrated International Home Security Limited ("IIHSL"), the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a premium to be recorded for debt securities issued with an interest rate fixed materially above or below the effective rate or current yield of an otherwise comparable security. The note was settled March 31, 2000 and not reflected for the three months ended December 31, 2000.

     Income Tax Expense (Benefit): As the Company has incurred continuing net operating losses for the three months ended December 31, 2000, it has recognized tax benefits of $0.6 million. However, valuation reserves of the same amount have been established as the recovery of such assets is uncertain.

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

     However, due to the sale of 49% of the company's 100% shareholding in Ness ("Ness Sale - See Note 4") the Company does not expect to group income with Ness for tax purposes. As a result the Company has taken the appropriate tax expenses of $0.1 million in relation to the Ness operations as a separate entity within the group. This is compared to an income tax benefit of $0.4 million for the three months ended December 31, 1999.

     Equity in Income of Affiliated Companies: Equity in income of affiliates decreased from $26,000 to $0 as a result of the sale of the company's 50% shareholding in FAI Finance Corporation Pty. Limited ("FFC") effective March 31, 2000.

     Net Loss: Net Loss increased from $0.5 million for the three months ended December 31, 1999 to $1.6 million for the three months ended December 31, 2000.

Comparison of six months ended December 31, 1999 and December 31, 2000.

     Net Sales: Net sales decreased by $4.0 million or 22% from $18.1 million for the six months ended December 31, 1999 to $14.1 million for the six months ended December 31, 2000. The reduction in net sales was primarily a result of a 55% decline in total unit sales from 17,281 units for the six months ended December 31, 1999 to 7,331 units for the six months ended December 31, 2000. Revenues did not decrease in proportion to unit sales due to the change in business model, whereby the Company began to sell the Bundled Security Package directly to the consumer. For the six months ended December 31, 2000 the Company recognized on its Australian standard package sales of approximately $1,328 per unit (net of factoring charges) and deferred an amount of approximately $274 relating to monitoring services compared to approximately $802 per unit relating to equipment sales to distribution network for the six months ended December 31, 1999. No deferral of monitoring services was applicable in the six months ended December 30, 1999.

     Monitoring revenues of $1.2 million relating to the supply of monitoring services were deferred for the six months ended December 31, 2000 and will be recognized over the period the services are supplied (approximately sixty (60) months from the date of each monitoring service contract).

     Sales of manufactured goods not sold through the distributor network ("Direct Retail Sales") decreased by $0.5 million or 10% from $5.1 million for the six months ended December 31, 1999 to $4.6 million for the six months ended December 31, 2000.

     Units sold in the Australian market decreased 56% from 12,886 units for the six months ended December 31, 1999 to 5,632 units for the six months ended December 31, 2000. Units sold in New Zealand decreased 37% from 981 units for the six months ended December 31, 1999 to 614 units for the six months ended December 31, 2000.

     The decline in number of units sold in Australia and New Zealand is attributable to:

     (i) A reduction in the number of Distributor offices currently selling in the Australian and New Zealand market.

     (ii)  A reduction in the number of independent sales agents due to (i).

     (iii) Increased competition.

     Unit sales in Europe and the United Kingdom decreased 72% from 3,126 units in the six months ended December 31, 1999 to 868 units for the six months ended December 31, 2000. The reduction in unit sales was a result of the closure of distribution outlets in both markets.

     As of December 31, 2000 the Company had accumulated 23,422 monitored accounts compared to approximately 6,500 monitored accounts as at December 31, 1999.

     Cost of Goods Sold: Cost of goods sold increased from $9.1 million for the six months ended December 31, 1999 to $9.6 million for the six months ended December 31, 2000. As a percentage of net sales, cost of goods sold increased 18% from 50% for the six months ended December 31, 1999 to 68% for the six months ended December 31, 2000. The increase in cost of goods as a percentage of net sales is attributable to the change in the business model, whereby the Company sells the Bundled Security Package directly to the consumer, the "authorized distributor" is paid on installation and connection commission directly by the Company for each customer connected to monitoring.

     As a result of the change in business model, a reduction in margin in the Australian market of approximately $95 per unit was introduced to facilitate a lower purchase price to consumers with the introduction of on-line monitoring. This reduction in margin was a result of increased competitive forces within the Company's target market.

     General and Administrative Expenses: General and administrative expenses were $7.4 million for the six months ended December 31, 2000, compared to $7.0 million for the six months ended December 31, 1999. Total general and administrative expenses, as a percentage of net sales, increased 14% to 53% for the six months ended December 31, 2000 compared to 39% for the six months ended September 30, 1999.

     The increase in general and administration expenses for the six months ended December 31, 2000 compared to the six months ended December 30, 1999 is attributable to the following:

(i) The fixed nature of the expenses relating to the provision of service to the customer base and the administration of the distribution network.
(ii) Employee redundancy payments and salaries of $0.2 million relating to the reduction of staff numbers by 33 employees within the company's operations.
(iii) Legal fees relating to the Class Action of $0.1 million.
(vi) Doubtful debts relating to FAI Home Distributors Pty Limited in the amount of $0.2 million.

     The Company expects to see reductions in general and administrative expenses during the next six months as the impact of cost reduction initiatives are realized, which may include: (i) using technology to reduce expenses associated with services; (ii) revising certain marketing initiatives; and (iii) revising the Company's management structure.

     Amortization and Depreciation: Amortization and depreciation decreased $0.1 million from $1.3 million for the six months ended December 31, 1999 to $1.2 million for the six months ended December 31, 2000. The decrease was attributable to (i) a reduction in goodwill amortization as a result of the impairment of goodwill recorded in June 2000; and (ii) a reduction in depreciation of capital assets resulting from the sale of Company assets, in particular motor vehicles no longer required.

     Research and Development: Research and Development expenses remained stable at $0.4 million for both the six months ended December 31, 1999 and December 31, 2000.

     Income (Loss) From Operations: Income (Loss) from operations decreased from a gain of $0.3 million for the six months ended December 31, 1999 to a loss of $4.4 million for the six months ended December 31, 2000. The increase in loss from operations reflects the reduction in unit sales experienced in the six months ended December 31, 2000 with no commensurate decrease in general and administrative costs for the six months ended December 31, 2000.

     Non-Operating Income (Loss): Non-operating income (loss) increased from a loss of $0.3 million for the six months ended December 31, 1999 to a gain of $0.4 million for the six months ended December 31, 2000. The $0.4 million gain for the six months ended December 31, 2000 represents the profit on the 49% sale of Ness Security Products Pty. Limited effective December 22, 2000. The loss of $0.3 million for the six months ended December 31, 1999 represents the write-off of the Company's 49% interest in the Bayside Partnership purchased June 30, 1998.

     Interest Income: Interest income remained stable for the six months ended December 31, 1999 and 2000, respectively.

     Interest Expense-related party: Interest expense-related party increased from $0.2 million for the six months ended December 31, 1999 to $0.4 million. Interest expense-related party consists of interest payments on: (a) the vendor-financed loan initiated as part of the FFC Transaction on December 31, 1997, and amended as at March 31, 2000; and (b) the funding facility initiated on December 22, 1999 to finance the initial cash deficiency of the internally financed Upgrade Program. There were no interest charges for this facility in the six months ended December 31, 1999.

     Interest Expense-other: Interest expense-other was $20,259 for the six months ended December 31, 2000 compared to $339,855 for the six months ended December 31, 1999. The interest charge for the six months ended December 31, 1999 consisted of a non-cash imputed interest charge $0.3 million recorded in order to comply with the United States Generally Accepted Accounting Principles ("U.S. GAAP") purchase accounting principles. Pursuant to the Stock Purchase Agreement through which the Company acquired 100% of the issued and outstanding stock of IIHSL, the Company issued a non-interest bearing promissory note, secured by the IIHSL shares, in the amount of $9,098,000. U.S. GAAP requires a premium to be recorded for debt securities issued with an interest rate fixed materially above or below the effective rate or current yield of an otherwise comparable security. The note was settled March 31, 2000 and not reflected for the six months ended December 31, 2000.

     Income Tax Expense (Benefit): As the Company has incurred continuing net operating losses for the six months ended December 31, 2000, it has recognized tax benefits of $1.2 million. However, valuation reserves of the same amount have been established as the recovery of such assets is uncertain.

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

     However, due to the sale of 49% of the company's 100% shareholding in Ness ("Ness Sale - See Note 4") the Company does not expect to group income with Ness for tax purposes. As a result the company has taken the appropriate tax expenses of $0.2 million in relation to the Ness operations as a separate entity within the group. This compared to an income tax benefit of $0.2 million for the six months ended December 31, 1999.

     Equity in Income of Affiliated Companies: Equity in income of affiliates decreased from $55,000 to $0 as a result of the sale of the company's 50% shareholding in FFC effective March 31, 2000.

      Net Loss: Net Loss increased from $0.2 million for the six months ended December 31, 1999 to $4.5 million for the six months ended December 31, 2000.

Liquidity and capital resources

      Net Cash used in operations declined $1.4 million from a cash-outflow of $0.4 million for the six months ended December 31, 1999 to a cash-outflow of $1.8 million for the six months ended December 31, 2000.

      The decline in cash flow from operations for the six months ended December 31, 2000 was primarily due to:

(i) The Company's net loss for the six months ended December 31, 2000 of $4.5 million;
(ii)  The reduction in Trade Payables of $2.2 million.

      The reduction in the Company's net income and Trade Payables was partially offset by:

(i)   A reduction in inventory of $1.2 million;
(ii) The receipt of a $1.5 million payment from FFC for final settlement of the Retail Support Deed, whereby FFC agreed to pay a lump sum payment to cover an interest rate discount agreed upon in relation to the factoring of the Company's monitoring contracts for the period of July 1, 2000 to September 30, 2001. The Company has included $0.3 million of the discount in Net sales for the December 2000 quarter and has taken the remaining $1.2 million to the balance sheet as unearned revenue to be recognized over the nine months to September 2000;
(iii) Deferral of monitoring revenues of $1.2 million;
(iv)  Other non-cash items of approximately $1.0 million.

      In December 1998, the FAI Home Distributors Pty. Limited ("the Association"), with the unanimous consent of the Company's distributors in Australia, agreed to pay the Company for bad debts accumulated by the Company for inventory advances made to individual distributors from time to time (the "Company Receivable"). At the same time, Mr. Cooper entered into a deed guaranteeing the repayment of the Company Receivable and any future bad debts of the Association and it's distributors ("Deed of Guarantee"). On December 13, 2000, Mr. Cooper paid the Company $0.3 million (AUD$595,000) in consideration for being released from the Deed of Guarantee.

      In December 2000, the Company received $0.3 million as final settlement of debts owed to it by the Association. The Company had previously provided fully against these debts due to the uncertainty of their recoverability as a result of the impact of declining unit sales on the working capital of the Association.

      Net cash (used in) provided by investing activities increased from a deficit of $1.0 million for the six months ended December 31, 1999 to a surplus of $9.4 million for the six months ended December 31, 2000. The increase is a result of (i) the $9.8 million proceeds received as a result of the Ness Sale, and (ii) reduced expenditure on capital assets and a reduction in working capital funding to FAI Home Distributors Pty. Limited.

      On December 22, 2000, the Company, through its wholly-owned subsidiary FAI Home Security Pty. Limited completed the sale of 49% of its shareholding in Ness for cash consideration of $9.8 million ($AUD17.5 million) to HIH ("the Ness Sale"). A deposit of approximately $2.5 million ($AUD4.5 million) was paid by HIH to the Company on September 29, 2000 in relation to the Ness Sale. The

Company used the remainder of the sales proceeds to repay $7.3 million ($AUD13 million) to HIH in relation to (i) FAI Insurance Limited note representing vendor financing for the Company's purchase of FFC in December 1997; and (ii) short term finance provided by HIH in May and August, 2000. Furthermore, in connection with the sale, HIH agreed to provide the Company with additional funds of $1.4 million ($AUD2.5 million) by June 30, 2001. The Company received the additional funds from HIH on January 12, 2001.

     The Company believes the $2.5 million cash raised in the Ness sale, the $1.5 million cash received from FFC for the settlement of the Retail Support Deed, and the additional loan funds of $1.4 million will provide the Company with sufficient liquidity to fund the cash flow deficit from operating activities that the company expects in the first three quarters of 2001. The Company expects its business plan to produce positive cash flow from operations by the December quarter of 2001 provided sales targets are achieved in order to provide the Company with sufficient liquidity thereafter in fiscal 2001 and 2002.

     Net cash generated from financing activities decreased from a surplus of $0.7 million for the six months ended December 31, 1999 to a deficit of $6.3 million for the three months ended December 31, 2000. The increase consisted of:

     (i) Receipt of short term debt financing provided to the Company by HIH on August 3, 2000 and August 17, 2000 of approximately, $0.5 million and $1.5 million, respectively, and the subsequent repayment of these debts as part of the Ness Sale;

     (ii) Repayment in full of short term debt financing provided to the Company by HIH on May 29, 2000 of approximately $2.9 million;

     (iii) Receipt of additional unsecured external funding of $0.5 million provided by International Home Security Investments Limited on August 4, 2000, and the subsequent repayment on November 30, 2000. Paul Brown, a director of the Company, is also a director and sole shareholder of International Home Security Investments Limited;

     (iv) Repayment of $2.6 million against the FAI Insurance Limited ("FAI") note representing vendor financing for the Company's purchase of FFC in December 1997;

     (v) Collections of $0.5 million remitted to FFC pursuant to the FFC-Receivables Purchase Agreement;

     (vi)   Reduction of the Company's overdraft facility by $145,000;

     (vii)  Finance lease payments of $120,000.

     The Company has access to an overdraft facility of approximately $560,000, of which $233,000 remained undrawn as of December 31, 2000.

     On January 12, 2001 the Company through its wholly-owned subsidiary FAI Home Security Pty. Limited entered into a Deed of Termination (the "Deed"). Under the Deed the Company agreed to relinquish its rights under the Trade Mark License Agreement dated June 20, 1997 (the "License Agreement") for a termination fee of approximately $2.7 million ($AUD4,804,000). The effective date of the termination is December 31, 2003. In accordance with the Deed, the Company directed FAI to retain $1.4 million of the termination fee as full payment of all money owing by the Company to FAI under the Refinancing Agreement between the Company and FAI dated April 26, 2000, and received $1.1 million

($AUD1,950,000) which was paid by FAI to the Company on January 12, 2001. A further payment of approximately $0.2 million ($AUD350,000) is due upon termination on December 31, 2003.

     The Company's strategy for growth is based on the successful roll-out of the new On-line Monitoring Program through its Distributor Network into existing and new markets and the sale of five-year on-line monitoring contracts through an Upgrade Program to its existing 268,000 residential customers. As the Company's current level of monthly unit sales is insufficient to generate positive cash flow from operations the Company must obtain additional external funding until a breakeven level of sales is achieved. There is no guarantee that the Company will achieve a breakeven level of unit sales or will be successful in obtaining additional external funding or that if funding is available that it will be on terms favorable to the Company. The lack of such capital could have a material adverse effect on the Company's operations, liquidity and financial position.

     FFC-Receivables Purchase Agreement. On December 22, 1999, the Company entered into the Receivables Purchase Agreement ("RPA") with FFC. Under this agreement, the Company has the right to sell eligible upgrade monitoring receivables to FFC and undertakes to continue to service the receivables in exchange for an upfront cash payment equal to the sum of the total receivable less 15% retained as sub-ordinated debt. This facility specifically relates to the Company's Upgrade Program offering five-year monitoring contracts to its existing 268,000 residential customers. Previously, the Company has funded this program from cash flow from operations.

     Under the RPA, the Company must maintain a sub-ordinated loan with FFC equal to 15% of the outstanding receivable sold. The sub-ordinated loan, as at December 31, 2000 was $0.5 million.

     The Company has not recognized the sales of receivables under the agreement as a sale for financial reporting purposes. The sales proceeds received from FFC have been recognized as secured borrowing, and interest and line fees under the FFC facility have been recognized as interest expense. Under the agreement the Company pays interest to FFC at 12.5% per annum on the used portion of the facility plus a line fee of 2.0%. As of December 31, 2000 the $4.2 million limit of the facility provided by FFC was drawn down to $3.4 million.

Currency Fluctuations

     Although the Company's principal operations are concentrated in Australia and New Zealand, it conducts operations throughout the world. Accordingly, the Company's financial performance could be adversely affected by fluctuations in currency exchange rates as well as changes in duty rates. Furthermore, as the Company reports its financial results in U.S. dollars, a significant movement in the value of the U.S. dollar against certain international currencies, particularly the Australian dollar ("AUD"'), could have a material adverse effect on the Company's reported financial position and results of operations. The AUD has decreased in value relative to the U.S. dollar from .6507 on December 31, 1999 to .5599 on December 31, 2000. Although the Company is not in the business of currency hedging, it may from time to time engage in hedge arrangements. Nevertheless, there can be no assurance that the Company will be successful in limiting risks related to currency fluctuations and that changes in exchange rates will not have a material adverse effect on the Company or its results of operations.

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

     Not Applicable

ITEM 5.   Other Information

     Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibit 10  Deed of Termination

     (b)(i) On January 3, 2001 the registrant filed a report on Form 8K to report that the relationship between it and its then independent auditor, Arthur Andersen, had ceased.

     (b)(ii) On January 5, 2001 the registrant filed a report on Form 8K to announce that it had completed the sale of 49% of its subsidiary, Ness Security Products Pty Limited to HIH Insurance.

     (b)(iii) On January 23, 2001 the registrant filed a report on Form 8K to announce that Brad Cooper, chief executive officer of the Company filed a Schedule 13D/A to announce his purchase of a controlling interest of the Company's outstanding shares of common stock.

     (b)(iv) On February 9, 2001 the registrant filed a report on Form 8K/A to file the pro forma financials related to the previously reported sale of its subsidiary, Ness Security Products Pty Limited to HIH Insurance.

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

Dated: February 12, 2001